Form 10KSB
period 2000-03-31
PEOPLESWAY COM INC
filed 2001-01-11
CIK 1101816

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X]     ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF  1934  for  the  period  ended  March  31,  2000

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  transition  period  from  _______  to  _______

COMMISSION  FILE  NUMBER:  000-28657

                              PEOPLESWAY.COM, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


        Nevada                                          87-0374559
     -----------                                        ----------
(State  or  other  jurisdiction  of            (IRS Employer identification
incorporation  or  organization)                            No.)



             2969 Interstate Street, Charlotte, North Carolina 28208
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (704) 393-1860
                                 --------------
                           (Issuer's telephone number)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                      $0.001 Par Value Common Voting Stock
                                (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[  ]  No[x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State  issuer's  net  revenues  for  its  most  recent  fiscal  year:  $316,040

As of December 29, 2000 there were 12,932,328 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($.25) reported by brokers), held by non-affiliates was approximately $3,233,082. Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

Number of shares of common stock outstanding as of December 29, 2000: 12,932,328

Number  of  shares  of  preferred stock outstanding as of December 29, 2000: -0-












                The rest of this page is left intentionally blank
                -------------------------------------------------

















                                     PART I
                                     ------

Item  1.  Business


Overview  of  Business
----------------------

     Peoplesway.Com, Inc. ("Peoplesway") is an electronic commerce and Internet services company that maintains an Internet destination called "Peoplesway," located at www.peoplesway.com. The Peoplesway Web site offers goods and services for sale, including: cosmetics and beauty products, health supplements, jewelry, specialty items, and flowers, which can be obtained directly through the Web site, or by calling our customer service team members. The majority of our goods and services are available through an alliance with DRM, Inc. and its member network of approximately 14,000 independent contractors who may purchase and sell Peoplesway products and services through the use of our Web site. We do not retain an inventory of any product we sell. Payment comes directly to Peoplesway from customers through a secure Internet server that accepts credit card transactions. We then forward these orders to DRM or other vendors, who then will drop ship products to customers as orders are received through our Peoplesway Web sites.

Recent  History
---------------

     Peoplesway, Inc., a closely-held North Carolina corporation incorporated in August 1999, was acquired by Prospector Energy, Inc. ("Prospector") in a reverse acquisition, as a wholly-owned subsidiary on September 1, 1999 in a stock for stock tax free exchange, whereby all outstanding shares of Peoplesway were exchanged for 12,500,000 shares of Prospector. At inception, Prospector was authorized to issue 30,000,000 shares of common voting stock, par value one cent ($0.01) per share. Pursuant to the acquisition of Peoplesway and resulting amendments to the articles of incorporation, the authorized shares of common stock increased to 100,000,000, the par value was changed to $.001, a 400 to 1 reverse split of Prospector's common stock was effected, resulting in 107,328 shares being issued and outstanding immediately prior to the acquisition, and the company changed its name to Peoplesway.com, Inc. Following the conversion of a convertible debenture, there was an additional 3,000,000 shares outstanding, for a total of 15,607,969 shares of common stock as of March 31, 2000. During November 2000, 2,675,000 of the shares from this convertible debenture were returned to the treasury and retired.

     All references in this document to "Peoplesway", "the Company" or "us", "we" or "our", refer to the Nevada parent, formerly known as Prospector Energy, Inc., and the North Carolina subsidiary. The principal offices of Peoplesway are located at 2969 Interstate Street, Charlotte, North Carolina 28208, and its phone number is (704) 393-1860.


Prior  History
--------------

     Peoplesway was organized as a Utah corporation on October 30, 1980, for the purpose of purchasing, owning, holding, selling, disposing of and otherwise dealing in the oil and gas business and other natural resources. It became a public company through an offering of common stock to residents of the State of Utah, pursuant to an exemption from registration under then-existing Rule 147, Securities Act of 1933. Following the offering, Prospector acquired an interest in Four Winds Mineral Venture, a Louisiana partnership that held a 66% interest in a Costa Rican oil and gas company, in exchange for the issuance 11,250,000 shares of common stock. This acquisition proved unsuccessful, and thereafter business operations ceased and the company was dormant from 1983 until 1997, when it actively began seeking a merger or acquisition candidate, which it accomplished in 1999 when it entered into the Acquisition Agreement with Peoplesway. As Prospector never left the development stage and was dormant until 1997, we have re-designated our inception date to be January 1, 1997.

Charter  Amendments
-------------------

    The following amendments to the Articles of Incorporation have been effected since we were organized:

- Effected a name change from Prospector Energy, Inc. to Peoplesway.Com, Inc., effective September 13, 1999.

- Effected a 400 to 1 reverse split of the common stock, effective September 22, 1999.

- Increased the authorized capital to 100,000,000 shares, effective September 22, 1999.

- Changed domicile from the State of Utah to the State of Nevada on September 24, 1999.

     Copies of the initial Articles of Incorporation, these amendments and the Bylaws are attached hereto and incorporated herein by reference.

Internet  Commerce
------------------

     The Internet is a worldwide series of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the technological capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services. According to statistics reported by the Computer Industry Almanac, there are projected to be 110 million Internet users in the United States by the end of 1999, and nearly 14 million users in Canada by year-end. Of this number, approximately 25% purchase goods and services online, according to a December 1999 study by Scarborough Research.

     Historically, the Internet has been accessible principally through personal computers. Recently, several companies have announced "Web TV" products designed for attachment to television sets for the purpose of allowing access to the Internet without the need for a personal computer. Although these products do not permit the full range of functions provided by personal computers, they do permit many of the features of the Internet to be viewed on television sets. Management believes that the new Web TV products are expected to substantially increase the number of people who will shop online by accessing the Internet. Already, online purchases have increased 100% in the past year, according to a November, 1999 study by Yankelovich Partners, Inc.

     The term "Internet commerce" encompasses the use of the Internet for selling goods and services. The use of the Internet as a marketing and advertising tool is enhanced by the ability to communicate information through the Internet to a large number of individuals, businesses and other entities.

     Because of the "virtual" nature of electronic commerce, the online presence for certain merchants can significantly reduce or eliminate the costs of maintaining a physical retail facility. Online merchants can also achieve significant savings by eliminating traditional product packaging, print advertising and other point of purchase materials. Marketing on the Internet can be especially advantageous for smaller companies because it removes many physical and capital barriers to entry and serves to level the competitive playing field by allowing smaller companies to effectively compete with larger companies.

Internet  Security
------------------

     One of the largest barriers to a potential customer's willingness to conduct commerce over the Internet is the perceived ability of unauthorized persons to access and use personal information about the user, such as credit card account numbers, social security numbers and bank account information. Concerns about the security of the Internet include the authenticity of the user (i.e., is the user accurately identified), verification and certification methods of who these users are, and privacy protection for access to private information transmitted over the Internet. However, recent advances in this area have greatly reduced the possibility of such unauthorized access or use. IMC Worldwide, Inc. provides our Unix-based computer system and hosts our Web site and our independent contractor Web sites, employing state-of-the-art encryption software to ensure the privacy and protection of our customers. We have not experienced any occasion in which a user's credit card was misappropriated while transacting business on Peoplesway.

Alliance  with  DRM
-------------------

     The majority of our goods and services are available through an alliance with DRM, Inc. and its subsidiaries, RMC Group, Inc. and RMC Group Canada, Ltd. ("DRM"). DRM began offering health and beauty products in 1982, and its sales from inception have exceeded $250,000,000 from both U.S. and Canada operations. It has a member network of approximately 14,000 independent contractors who may purchase and sell Peoplesway products and services through the use of our Web site. Peoplesway has established agreements with DRM to market and sell to DRM independent contractors. RMC Group, Inc. was established in 1993 and took over the distribution rights for the United States from DRM. In 1998 RMC became a subsidiary of DRM. RMC Group Canada, Ltd. was established in 1987 as a subsidiary of DRM. It was established to service the Canadian Market.

Products  and  Services
-----------------------

     Products  and  services  currently  offered  by  Peoplesway  include:

     Health and beauty products. Peoplesway offers approximately 50 products through DRM from their Rose Marie Collection, including cosmetics, personal hygiene products, skin care, hair care, and bath products. In addition, DRM supplies Body Management System nutritional products, including weight loss and anti-aging supplements. DRM manufactures and packages these products through a licensing agreement with a health and beauty product manufacturer.

     Jewelry. Peoplesway offers silver and gold chains, earrings, bracelets and rings, through an agreement between DRM and a jewelry wholesaler.

     Flowers. Peoplesway offers fresh flowers and arrangements delivered to your door, through an arrangement with Proflowers.Com, Inc.

     We have an agreement with DRM and their subsidiaries that covers pricing, invoicing and terms for transactions with Peoplesway.com. The agreement is considered to have prices and terms similar to current average market for these products.

Marketing  and  Advertising
---------------------------

     By leveraging the DRM sales force, we are simultaneously opening Internet Web sites and marketing the current Peoplesway product lines. Each independent contractor is encouraged by Peoplesway and DRM to open a sub-Web site at Peoplesway.com. For example, John Doe would have a site address of www.peoplesway.com/johndoe. John Doe will advertise his site and will receive a commission for each sale ordered on his site. John Doe's only responsibility is to advertise his site. Inventory, shipping, merchant accounts, payments and customer service will be handled by Peoplesway its subsidiaries and affiliates. It is envisioned that thousands of site owners will individually advertise to thousands of Internet shoppers to come and shop at their site. As of March 31, 2000 after six months of operations, there are nearly 605 sub Web sites.




Risk  Factors.
--------------

     Limited  Operating  History.

     We have had limited operations since our inception in 1980, and since becoming Peoplesway in September 1999. We posted a net loss of $166,513 our first period of operations as Peoplesway (September 1, 1999 through March 31, 2000), none of our operations have proved successful, and there is no assurance that we can profitably market our present products and services.

     Operating  Results.

     We had limited revenues ($408,395) and substantial losses ($166,513) for the first partial-year of September 1, 1999 (date of reorganization) through March 31, 2000.

     The net loss shown for the period ending March 31, 2000 reflects certain expenses, which were borne by RMC Group, Inc., which shares office space with Peoplesway. All expenses paid by DRM and/or any of its subsidiaries are being booked as a Peoplesway expense and an inter-company payable is established with DRM and/or the appropriate subsidiary.

     Additional  Capital  Requirements.

     Peoplesway has limited capital. Our primary revenues are derived from the sale of a limited number of goods and services online to limited markets, and these sales are presently dependent upon the services provided by our alliance with DRM and a small number of employees. If this alliance ends, it is likely that we cannot continue as a going concern. We have limited capital to increase our sales force or to expand operations; accordingly, without additional capital, growth will be limited.

     Economic  Considerations.

     Any substantial downturn in economic conditions could significantly depress discretionary consumer spending and have a material adverse effect on Peoplesway's business operations. At any given time, because of the search and comparison-shopping capabilities using the Internet, it is possible to locate items similar to that sold by Peoplesway at competitive or lower prices. Inflation may also affect the future availability of favorable terms or financing rates for Peoplesway or its customers, and deflation may also affect revenues derived from these operations.

     Reliance  on  Existing  Management.

     Peoplesway's operations are primarily dependent upon the experience and expertise of Donald R. "Pete" Monroe, Chairman; Matthew MMonroe, President; Eugene M. Johnston, CEO and Secretary/Treasurer; and Julie B. Jordan, Executive Producer. The loss of any of our management may have a material adverse effect on our present and contemplated business operations. Our success is also dependant upon our ability to attract and retain qualified management, administrative and sales personnel to support our anticipated future growth, of which there can be no assurance. Peoplesway does not carry key man insurance upon the lives of any of our directors or executive officers.

     Reliance  on  Existing  Alliance

     Peoplesway's operations are primarily dependent upon the existence of the alliance with DRM and its subsidiaries, and the contracts that exist between DRM and vendors. Formal written agreements have been established with DRM and their subsidiaries such that all goods and service, which DRM or its subsidiaries offer for sale, are listed on, and for sale through, the Peoplesway website. However, the loss of this alliance or a downturn in the business of DRM would have a material adverse effect on our present and contemplated business operations.

     Lack  of  Dividends.

     We have not paid and do not expect to pay any cash dividends with respect to our common stock in the foreseeable future. We presently have limited revenues and capital. Without substantial increases in revenues and capital, it would be impossible to pay cash dividends.

     Limited  Market  for  Common  Stock.

     There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for shares of common stock of Peoplesway is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of Peoplesway's common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Peoplesway or our common stock.

     Shares  Eligible  for  Future  Sales.

     Sales of unrestricted securities may also have an adverse effect on any market that may develop in Peoplesway's common stock. Of the 15,607,969 outstanding shares of Peoplesway's common stock, 107,328 have satisfied the two-year "holding period" requirements of Rule 144(k), meaning that they can presently be sold. In addition, of the 15,607,969 shares, 12,500,000 were issued on October 18, 1999, and under Rule 144 of the Securities Act of 1933, if certain conditions are satisfied, a limited number of these shares, up to 1% of the total issued and outstanding shares approximately 156,000 of these shares up to 1% of the issued and outstanding shares of the Company, could be sold during any three month period. Once these shares enter the market, their sale may have a depressive effect on the market price of our stock.

    Conflicts  of  Interest.

     Peoplesway's directors and officers are directors, executive officers, controlling stockholders and/or partners of DRM and its related subsidiaries. Thus, there exist potential conflicts of interest including, among other things, time, effort and corporate opportunity, involved in participation with other potential business opportunities.

     Risks  Associated  with  Execution  of  Growth  Strategy.

     A principal component of Peoplesway's growth strategy is to partner with additional merchants and service providers that will allow their goods and services to be sold through Peoplesway's Web site, and to attract additional customers. Peoplesway's ability to execute its growth strategy depends on a number of factors including, (i) Peoplesway's ability to acquire these goods and services and related opportunities on economically feasible terms; (ii) our ability to obtain the capital necessary to finance the expansion and to pay any necessary sales, marketing and operational expenditures; and (iii) our ability to manage potentially rapidly growing operations effectively and in a manner which will result in significant customer satisfaction. There can be no assurance that we will be successful in any of these respects.

     Internet  and  Information  Systems

     We rely upon the accuracy and proper utilization of our Internet and information system to provide timely distribution services, manage our sales and track our customers' purchase and sale information. To manage our growth, we are continually evaluating the adequacy of our existing systems and procedures (including Year 2000 issues) and continue to update and integrate critical functions. We anticipate that we will regularly need to make capital expenditures to upgrade and modify our Internet and information systems, including software and hardware, as we grow and the needs of our business changes. There can be no assurance that we will anticipate all of the demands which our expanding operations will place on our information system. The occurrence of a significant system failure or our failure to expand or successfully implement its systems could have a material adverse effect on our operations and financial results.

     Dependence  On  Technical  Employees

     The success of our Internet services business depends in large part upon our ability to attract and retain highly skilled technical employees in competitive labor markets. There can be no assurance that we will be able to attract and retain sufficient numbers of skilled technical employees. The loss of existing technical personnel or difficulty in hiring or retaining technical personnel in the future could have a material adverse effect on our operations and financial results.

     Delivery  Time

     Peoplesway does not have a significant backlog of business since our vendors normally deliver and/or install products and services purchased by our customers within one to seven days from the date of order. Accordingly, backlog is not material to our business or indicative of future sales. From time to time, we may experience difficulty in obtaining products from our major vendors as a result of general industry conditions. In addition, in the Internet industry, one to three day delivery options are becoming commonplace. If we are unable to deliver products to our customers within a short time period, we may experience loss of sales.

     Rapid  Technological  Change

     As with all Internet companies, our success will depend in part on our ability to develop Internet solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. There can be no assurance that we will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, we will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render our services noncompetitive or obsolete. Our failure to address these developments could have a material adverse effect on our operating results and financial condition.

     Competition;  Low  Barriers  to  Entry.

     Peoplesway expects competition to persist, intensify and increase in the retail Internet industry in the future. There are thousands of individuals and companies that sell goods and services similar to those offered by Peoplesway. Almost all of our current and potential competitors have longer operating histories, larger installed customer bases, longer relationships with clients and vendors, and significantly greater financial, technical, marketing and public relation resources than Peoplesway. As a strategic response to changes in the competitive environment, Peoplesway may from time to time make certain pricing, service technology or marketing decisions or business or technology acquisitions that could have a material adverse effect on our business, financial condition, results of operations and prospects, and similar actions by competitors could materially adversely affect our present and proposed business operations, results of operations, financial condition and prospects.

     In addition, our ability to generate customers will depend to a significant degree on the uniqueness and quality of our products and services and our reputation among our customers and potential customers, compared with the quality of similar services provided by, and the reputations of, Peoplesway's competitors. To the extent that we lose customers to our competitors because of dissatisfaction with our services, or our reputation is adversely affected for any other reason, our business, results of operations, financial condition and prospects could be materially adversely affected.

     There are relatively low barriers to entry into Peoplesway's targeted business. Anyone can attempt to purchase and sell the goods and services, which Peoplesway purchases and markets. Accordingly, we are likely to face additional competition from new entrants into the market in the future. There can be no assurance that existing or future competitors will not develop or offer services that provide significant performance, price, creative or other advantages over those offered by Peoplesway, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

     Acquisitions

     We may consider acquiring the assets and operations of other companies in order to expand our business. Integration of acquisitions may involve a number of risks that could have a material adverse effect on our operating results and financial condition, including: restructuring charges associated with the acquisitions and other expenses associated with a change of control; non-recurring acquisition costs such as accounting and legal fees; investment banking fees; amortization of acquired intangible assets; recognition of transaction-related obligations and various other acquisition-related costs; diversion of management's attention; difficulties with retention, hiring and training of key personnel; and risks of incurring unanticipated problems or legal liabilities.

     Although we would conduct due diligence, hire outside independent financial and accounting consultants, and generally require representations, warranties and indemnifications from the former owners of any acquisition candidates, there can be no assurance that such owners will have accurately represented the financial and operating conditions of their companies. If an acquired company's financial or operating results were misrepresented, or the acquired company otherwise failed to perform as anticipated, the acquisition could have a material adverse effect on the operating results and financial condition of Peoplesway.

     Risks  of  "Penny  Stock."

     Peoplesway's common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years. Until November 1999, there had been no "established public market" for Peoplesway's common stock during the last five years. While our stock has traded between $2.50 and $5.36 per share since November 1999, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

     Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in Peoplesway's common stock to resell their shares to third parties or to otherwise dispose of them.

     Year  2000.

     Year  2000  Readiness  Disclosure  Statements

     Historically, many computer programs have been written using two digits rather than four to define the applicable year. This could lead, in many cases, to a computer recognizing a date ending in "00" as 1900 rather than the year 2000. This phenomenon could result in major computer system failures or miscalculations, and is generally referred to as the "Year 2000" problem.

     During the period ended March 31, 2000, Peoplesway assessed its exposure to the Year 2000 problem by analyzing its existing computer hardware and software systems, as well as those used by DRM, Inc., RMC Group, Inc. and RMC Canada, Ltd. In addition, it made inquiry to each of its vendors and its Internet Service Provider ("ISP") to determine their readiness for the Year 2000, and we believe that Peoplesway is Y2K Compliant. As of the date of this report, we have not incurred any material costs or experienced material disruptions in our business, related to the Year 2000 problem. We also have not experienced material disruptions by our third parties, customers or suppliers will respect to Year 2000 compliance.



     Patents, Trademarks, Licenses, Franchisees, Concessions, Royalty Payments or Vendor Contracts.

     Peoplesway has applied for a federal trademark of "Peoplesway" and "Peoplesway.Com." However, as of this date, these federal trademarks have not been granted. We have secured the use of Peoplesway.Com on the Internet, which cannot be used to access any other Web site as long as we remain current with our Internet registration of the name. Agreements and licenses with our vendors are directly between DRM and our vendors, other than Proflowers.com, with which we have an oral agreement, cancelable upon notice by either party. We have no direct control over the cancellation of these contracts, and if they are canceled, it may hinder our ability to be profitable or to continue operations.

     NASD  OTC  Bulletin  Board  Quotations.

     Our common stock is currently quoted on the "Pink Sheets" of the National Quotations Bureau, LLC ("NQB"). This may further impede the development of an "established trading market" in our common stock, because the "Pink Sheets" market is not as accepted by most brokers/dealers in securities as the OTC Bulletin Board, and a broker/dealer must subscribe to the NQB's service. We intend to, as soon as practicable following the satisfaction of all necessary requirements of the NASD and SEC, file for quotations on the OTC Bulletin Board; however, no assurance can be given that the NASD would allow the quotations of our common stock to be reinstated.

Item  2.  Properties

     Peoplesway maintains offices at 2969 Interstate Street, Charlotte, North Carolina. We share 1,900 square feet of office space and 2,600 square feet of warehouse space with RMC Group, Inc., to whom we pay $1,850.00 per month as a subtenant for one-third of the total space and utilities. The rent terms approximate fair market value within the local area. There is no formal sublease agreement between the parties, but the parties are presently negotiating such an agreement RMC Group, Inc. allows us to use its office equipment, including computers and related hardware. The primary system is an HP 9000 computer network operating on a Unix system. Currently RMC Group, Inc. leases this equipment. Peoplesway currently outsources the hosting of its Web sites with IMC Worldwide, Inc. We believe that we currently have sufficient space and computer systems to carry on our operations for the foreseeable future. If RMC Group, Inc., were to terminate our sub-tenancy or use of office equipment and computer system, there is no assurance that we can continue as a going concern.

Item  3.  Legal  Proceedings

     The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No  matter  was  submitted  to  a  vote  during  the  year.


                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

 (a) Our common stock is currently quoted on the "Pink Sheets" of the National Quotations Bureau, LLC ("NQB"). This may further impede the development of an "established trading market" in our common stock, because the "Pink Sheets" market is not as accepted by most brokers/dealers in securities as the OTC Bulletin Board, and a broker/dealer must subscribe to the NQB's service. We intend to, as soon as practicable following the satisfaction of all necessary requirements of the NASD and SEC, file for quotations on the OTC Bulletin Board; however, no assurance can be given that the NASD would allow the quotations of our common stock to be reinstated.

     The following quotations were provided by the National Quotation Bureau, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

     STOCK  QUOTATIONS*

      CLOSING  BID

Period:      High     Low

1/1/98  to  12/31/98    $0.0     $0.0
1/1/99  to  3/31/99     $0.10    $0.10
4/1/99  to  6/30/99     $0.10    $0.10
7/1/99  to  9/30/99     $0.10    $0.10
10/1/99 to 12/30/99     $5.38    $0.10
1/1/00  to  3/31/00     $5.36    $2.50

* Peoplesway's common stock had not traded before the first calendar quarter of 1999 for over ten years.

(b)  Holders.

     The number of record holders of Peoplesway's securities as of the date of this report is approximately 277.




(c)  Dividends.

     Peoplesway has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of Peoplesway cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Item  6.  Management's  Discussion  and  Analysis

Selected  Financial  Data
-------------------------

For the Period from September 1, 1999 (date of reorganization) through March 31, 2000.

     Retail  Sales                    $408,395

     Net  Loss                        (166,513)
     Net  Loss  per  Common  Share       (.017)
     Weighted  Average  Common
      Shares  Outstanding             9,724,401

At  March  31,  2000

     Total  Assets                     $102,366
     Working  Capital  Deficit         (149,906)
     Shareholders'  Deficit            (149,906)

No  dividends  have  been  declared  or  paid  during  the  period  presented.

Results  of  Operations
-----------------------

For the Period from September 1, 1999 (date of reorganization) through March 31, 2000.

Sales

Net revenues for the period ended March 31, 2000 were $316,040 on retail sales of $408,395, which consisted of product sales, monthly service fees and business aid sales. We plan to accelerate growth of sales in fiscal 2001 by increasing expenditures on marketing and growing public awareness of services.

Income  /  Loss

Net loss for the period ended March 31, 2000 was $166,513 primarily attributable to subcontract labor associated with launching retail operations and rent for our facilities. Additional professional fees were incurred pertaining to legal and accounting expenses associated with the filing of the Company's Form 10-SB registration statement and general corporate purposes.

The Company expects to continue to incur losses at least through fiscal 2002 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses for the period were $267,720. Notable expense accounts include subcontract labor, rent, and telephone, which were $80,378, $46,605, and $24,438, respectively. We anticipate incurring approximately the same amount of these expenses during fiscal 2001.

     We expect increases in certain expenses such as advertising through fiscal 2001 as the Company moves toward increasing development and marketing of our products.

Cost  of  Sales

One of the largest factors in the variations in the cost of sales as a percentage of net sales is the cost of products.

Cost of sales for the period ended March 31, 2000 was $214,833. Gross margins and product prices remained relatively constant during the year.

Retail sales and net revenue for the period do not include sales of a cooperative advertising campaign (Peoplesway Giveaway Certificates) that was offered to new web site owners. Approximately $196,850 in net revenues from these sales is included on the balance sheet as deferred revenue, based on SEC revenue recognition policies on these types of sales. As the certificates are redeemed with an order by customers or expire, the sales will be included in revenues for that period. There are certain commission expenses on these sales that will also be reflected on the balance sheet, as prepaid expenses. For the period ended March 31, 2000, the prepaid expense amount totaled $101,730. This expense will be recorded on the income statement in the period that the certificates are redeemed or expire. Since this was a new product announcement, a large number of the then current web site owners placed orders for the Peoplesway Giveaway Certificates and therefore these sales for the period were a much larger percentage than we expect in the future. Had all the income and expense of these sales been included in income for the period, our loss would have been approximately $(71,393).

Impact  of  Inflation

We believe that inflation has had a negligible effect on operations during the period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends,  Events,  and  Uncertainties

Demand for the Company's products will be dependent on, among other things, market acceptance of the Company's concept, the quality of its Web site and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

Liquidity  and  Capital  Resources
----------------------------------

     For the Period from September 1, 1999 (date of reorganization) through March 31, 2000.

Cash flows used in operations were a negative $36,653 for the period ended March 31, 2000. Negative cash flows from operating activities were primarily attributable to the net loss from operations and prepayment of certain expenses.

Cash flows generated from financing activities were $37,289 for the period ended March 31, 2000 primarily attributable to proceeds from related parties.

We have funded our cash needs from inception through March 31, 2000 with a series of related party and equity transactions.

We will substantially rely on the existence of revenue from the product sales and from the projected revenues of www.Peoplesway.com. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of www.Peoplesway.com fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first six months of 2001 will significantly affect the cash position of the Company and move the us toward a position where the raising of additional funds through equity or debt financing will be necessary.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. We are considering launching a wide scale marketing and advertising campaign. Our current available capital and revenues are not sufficient to fund such a campaign. If we choose to launch such a campaign it well require substantially more capital. If necessary, we plan to raise this capital through an additional follow-on stock offering. The funds raised from this offering will be used to develop and execute the marketing and advertising strategy, which may include the use of television, radio, print and Internet advertising. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our plans.

Item  7.  Financial  Statements



                                    --------
                          AUDITED FINANCIAL STATEMENTS

                              Peoplesway.com, Inc.

                                 March 31, 2000
                                    --------

                                    CONTENTS
===============================================================
INDEPENDENT  AUDITORS'  REPORT                         1

BALANCE  SHEET
     ASSETS,  LIABILITIES  AND  STOCKHOLDERS'  DEFICIT 2

 STATEMENT  OF  OPERATIONS                             3-4

 STATEMENT  OF  STOCKHOLDERS'
     DEFICIT                                           5

 STATEMENT  OF  CASH     FLOWS                         6

NOTES  TO  FINANCIAL
     STATEMENTS                                        7-13
===============================================================













Michael  J.  Bongiovanni,  P.A.,  C.P.A.
                                                       19425-G LIVERPOOL PARKWAY
                                                 CORNELIUS, NORTH CAROLINA 28031

BUSINESS     (704)  892-8733
FACSIMILE    (704)  948-6677
                                                       May  9,  2000
                                                 -----------------------

To  the  Board  of  Directors
Peoplesway.com,  Inc.
2969  Interstate  Street
Charlotte,  N.C.  28208

We have audited the accompanying balance sheet of Peoplesway.com, Inc. (FKA Prospector Energy, Inc.) as of March 31, 2000 and the related statements of operations, stockholders' deficit, and cash flows for the period from September 1, 1999 (date of reorganization) through March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoplesway.com, Inc. as of March 31, 2000, and the results of its operations and its cash flows for the period from September 1, 1999 (date of reorganization) through March 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has suffered recurring losses from operations, its current liabilities exceeds its current assets and its cash flows from operating activities are negative. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Michael  J.  Bongiovanni,  C.P.A.
Charlotte,  North  Carolina


                                  BALANCE SHEET
                              PEOPLESWAY.COM, INC.
                                 March 31, 2000


               ASSETS
               ------


CURRENT ASSETS
-----------------------------------------------
Cash and Cash Equivalents . . . . . . . . . . .  $     636
  Prepaid Expenses - Note I . . . . . . . . . .    101,730
                                                 ----------
    TOTAL CURRENT ASSETS. . . . . . . . . . . .    102,366
                                                 ----------

TOTAL ASSETS. . . . . . . . . . . . . . . . . .  $ 102,366
                                                 ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------

CURRENT LIABILITIES
-----------------------------------------------
  Accounts Payable - Trade. . . . . . . . . . .  $  11,974
  Accrued Expenses. . . . . . . . . . . . . . .      1,538
  Outstanding Checks in Excess of Bank Balance.      5,621
  Shareholder Loans Payable - Note F. . . . . .      7,000
  Deferred Revenue - Note I . . . . . . . . . .    196,850
  Due to Related Parties, Net - Note G. . . . .     29,289
                                                 ----------
    TOTAL CURRENT LIABILITIES . . . . . . . . .    252,272
                                                 ----------

LONG-TERM DEBT
-----------------------------------------------

STOCKHOLDERS' DEFICIT
-----------------------------------------------
  Common Stock ($.001 par value, 100,000,000
shares authorized; 15,607,969 issued
and outstanding at March 31, 2000). . . . . . .     15,607
  Additional Paid in Capital. . . . . . . . . .      1,000
  Retained Deficit. . . . . . . . . . . . . . .   (166,513)
                                                 ----------
      TOTAL STOCKHOLDERS' DEFICIT . . . . . . .   (149,906)
                                                 ----------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' DEFICIT . . . . . . . . . . .  $ 102,366
                                                 ==========






         See notes to audited financial statements and auditors' report.




                             STATEMENT OF OPERATIONS
                              PEOPLESWAY.COM, INC.
For the Period from September 1, 1999 (date of reorganization) through March 31,
================================================================================
                                      2000
                                      ====


REVENUE AND RELATED COSTS (Note G)
-----------------------------------------------

  Retail Sales. . . . . . . . . . . . . . . . .  $ 408,395
  Distributors Allowances on Product Purchases.   (122,519)
                                                 ----------
                                                   285,876
  Other Revenue . . . . . . . . . . . . . . . .     30,164
                                                 ----------
  Net Revenue . . . . . . . . . . . . . . . . .    316,040

  Cost of Sales . . . . . . . . . . . . . . . .   (214,833)

  GROSS PROFIT. . . . . . . . . . . . . . . . .    101,207

OPERATING EXPENSES (Note G)
-----------------------------------------------

  Professional Fees . . . . . . . . . . . . . .  $  20,874
  Salaries. . . . . . . . . . . . . . . . . . .     16,923
  Subcontract Labor . . . . . . . . . . . . . .     80,378
  Insurance . . . . . . . . . . . . . . . . . .     23,804
  Travel and Entertainment. . . . . . . . . . .     10,787
  Printing. . . . . . . . . . . . . . . . . . .      3,695
  Rent. . . . . . . . . . . . . . . . . . . . .     46,605
  Telephone . . . . . . . . . . . . . . . . . .     24,438
  Utilities . . . . . . . . . . . . . . . . . .      5,950
  Repairs and Maintenance . . . . . . . . . . .      2,597
  Postage . . . . . . . . . . . . . . . . . . .      3,983
  Supplies. . . . . . . . . . . . . . . . . . .      3,051
  Advertising . . . . . . . . . . . . . . . . .      1,138
  Office Expense. . . . . . . . . . . . . . . .      2,976
  Credit Card Processing Fees . . . . . . . . .      6,525
  Licenses and Fees . . . . . . . . . . . . . .      5,245
  Management Fees . . . . . . . . . . . . . . .      7,877
  Other . . . . . . . . . . . . . . . . . . . .        874
                                                 ----------
  TOTAL EXPENSES. . . . . . . . . . . . . . . .    267,720
                                                 ----------

    NET LOSS. . . . . . . . . . . . . . . . . .  $(166,513)
                                                 ==========


         See notes to audited financial statements and auditors' report.



                         STATEMENT OF OPERATIONS (CONT.)
                              PEOPLESWAY.COM, INC.
For the Period from September 1, 1999 (date of reorganization) through March 31,
================================================================================
                                      2000
                                      ====



    NET LOSS PER COMMON SHARE
    BASIC & FULLY DILUTED .  $          (.017)
                             =================


    WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING. . .         9,724,401
                             =================







         See notes to audited financial statements and auditors' report.




                             STATEMENT OF STOCKHOLDERS'  EQUITY
                                    PEOPLESWAY.COM, INC.
  For the Period from September 1, 1999 (date of reorganization) through March 31, 2000
  =====================================================================================




                                      Common    Common     Additional
                                      Shares    Stock      Paid-in      Retained
                                      (000's)     $        Capital      Deficit
------------------------------------  -------  --------  -----------  ----------

Balances, September 1, 1999. . . . .        0  $    -0-  $    -0-      $  -0-

Retroactive restatement
(recapitalization) of equity due
to reverse acquisition of public
shell and related 1 for 400 reverse
stock split. . . . . . . . . . . . .   15,607    15,607        0           0
Initial Capital Contribution . . . .        0         0      1,000         0

Net loss for period. . . . . . . . .        0         0        0       $(166,513)
                                      -------  --------    --------    ----------

Balances, March 31, 2000 . . . . . .   15,607  $ 15,607      1,000     $(166,513)
                                      =======  ========  ==========    ==========




         See notes to audited financial statements and auditors' report.




                             STATEMENT OF CASH FLOWS
                              PEOPLESWAY.COM, INC.
For the Period from September 1, 1999 (date of reorganization) through March 31,
================================================================================
                                      2000
                                      ====




CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------------------

  Net Loss . . . . . . . . . . . . . . . . . . .  $(166,513)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
  Retroactive re-capitalization of equity due to
   reverse acquisition of public shell . . . . .     15,607
Increase in:
   Prepaid expenses - Note I . . . . . . . . . .   (101,730)
     Accounts payable - trade. . . . . . . . . .     11,974
     Accrued expenses. . . . . . . . . . . . . .      1,538
     Deferred revenue - Note I . . . . . . . . .    196,850
   Outstanding checks in excess of bank
Balance. . . . . . . . . . . . . . . . . . . . .      5,621

    NET CASH USED IN
    OPERATING ACTIVITIES . . . . . . . . . . . .    (36,653)
                                                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------------------

  Shareholder loans received - Note F. . . . . .  $   7,000
  Net proceeds from related parties - Note G . .     29,289
  Proceeds from initial capital contribution . .      1,000
                                                  ----------

    NET CASH PROVIDED BY
    FINANCING ACTIVITIES . . . . . . . . . . . .     37,289
                                                  ----------

    NET INCREASE IN CASH
    AND CASH EQUIVALENTS . . . . . . . . . . . .  $     636
                                                  ----------

Cash and cash equivalents, beginning of period .  $       -
                                                  ----------

    CASH AND CASH EQUIVALENTS,
    END OF PERIOD. . . . . . . . . . . . . . . .  $     636
                                                  ==========


         See notes to audited financial statements and auditors' report.



                         NOTES TO  FINANCIAL STATEMENTS
                              PEOPLESWAY.COM, INC.
For the Period from September 1, 1999 (date of reorganization) through March 31,
================================================================================
                                      2000
                                      ====


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Business  Activity  - Peoplesway.com, Inc. (the Company) was organized under the
------------------
laws of the State of North Carolina on August 25, 1999. On September 1, 1999, Peoplesway.com, Inc. legally amended its Articles of Incorporation to effect a name change from Prospector Energy, Inc. and commenced operations as of that date upon a reverse acquisition. On September 1, 1999, the Company acquired 100% of the outstanding common stock of Prospector Energy, Inc. The acquisition resulted in a tax-free exchange for federal and state income tax purposes. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16 wherein the shareholders of Peoplesway.com, Inc. retained the majority of the outstanding common stock of the Company after the merger. Peoplesway.com, Inc. had no prior operating history for several years while functioning under its former name of Prospector Energy, Inc.

The Company provides E-commerce Internet web sites for sale of its products to customers across the world. The majority of customers are in the United States of America and Canada.

Inherent in the Company's Internet related business are various risks and uncertainties, including its limited operating history, recent development of the Internet market and unproved acceptance and effectiveness of Web E-commerce, unproven business model, risks associated with technological change, and the limited history of commerce on the Internet. The Company's success may depend in part upon the emergence of the Internet as a communications medium, prospective product development efforts, and the acceptance of the Company's products by the marketplace.

Basis  of  Presentation  -  The financial statements included herein include the
-----------------------
accounts of the Peoplesway.com, Inc. prepared under the accrual basis of accounting.

Cash  and  Cash  Equivalents  - For purposes of the Statement of Cash Flows, the
----------------------------
Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management's  Use  of  Estimates  -  The  preparation of financial statements in
--------------------------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                          NOTES TO  FINANCIAL STATEMENTS
                              PEOPLESWAY.COM, INC.
For the Period from September 1, 1999 (date of reorganization) through March 31,
================================================================================
                                      2000
                                      ====

Revenue  Recognition-  Revenue  is  recognized  when  the  products are shipped.
--------------------
Internet related service revenue is recorded when earned which is upon completion of web site set-up or appropriate service has been provided. All revenue transactions are reviewed for credit worthiness prior to commencement of the revenue process.

Web  Site  Research  and Development - All costs incurred during the application
------------------------------------
development stage of web site research and development are capitalized. All training and application maintenance costs incurred during the post implementation (operation stage) are expensed. .All upgrades and enhancements incurred during the post implementation (operations stage) are capitalized.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards
---------------------------
Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the period covered in the financial statements.

Advertising Costs - Advertising costs are expensed as incurred. The Company does
-----------------
not incur any direct-response advertising costs. Advertising expense totaled $1,138 for the period from September 1, 1999 (date of reorganization) through March 31, 2000.

Capitalized  Software  Costs  -  Software  development  costs are required to be
----------------------------
capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of its products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

Net  Loss  per  Common  Share - Net loss per common share has been calculated by
-----------------------------
divided the net loss for the period presented by the weighted average number of common shares.

Income  Taxes  -  Income  taxes  are  provided  in  accordance with Statement of
-------------
Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.


                       NOTES TO  FINANCIAL STATEMENTS
                              PEOPLESWAY.COM, INC.
For the Period from September 1, 1999 (date of reorganization) through March 31,
================================================================================
                                      2000
                                      ====


NOTE  B  -  RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------------------

In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company has adopted. The Statement, which is effective for fiscal years beginning after June 15, 1999, establishes standards for accounting and reporting for derivative instruments and hedging activities. Statement of Financial Accounting Standards No.133 does not have an impact on its financial statements because the Company does not currently hold any derivative instruments.

In March, 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company adopted this SOP but the adoption of the SOP does not have a material impact on the Company's financial statements.

In April, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". The SOP is effective for fiscal years beginning after December 15, 1998. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company has adopted SOP 98-5, however, the adoption of SOP 98-5 does not have a material impact on the Company's financial statements.

The FASB has issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," an amendment of FASB Statement No. 65, which the Company has not been required to adopt as of March 31, 2000. Statement No. 65, as amended by FASB Statements No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", require that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. This statement further amends Statement No. 65 to require that after the securitization of mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement is effective for fiscal years after December 15, 1998 and does not have a material impact on the Company.





                          NOTES TO FINANCIAL STATEMENTS
                              PEOPLESWAY.COM, INC.
For the Period from September 1, 1999 (date of reorganization) through March 31,
================================================================================
                                      2000
                                      ====


NOTE  C  -  GOING  CONCERN
--------------------------

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations to date, its current liabilities exceed its current assets and its cash flows from operating activities are negative. This raises substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on generating additional sales and obtaining capital. Management has enacted a plan of obtaining capital that may add value to the Company and its stockholders.

NOTE  D  -  SUPPLEMENTAL  CASH  FLOW  INFORMATION
-------------------------------------------------

Supplemental disclosures of cash flow information for the period from September 1, 1999 (date of reorganization) through March 31, 2000 are summarized as follows:

Cash  paid  during  the  period  for  interest  and  income  taxes:

          Income  Taxes                    $     -
          Interest                         $    25

NOTE  E  -  INCOME  TAXES
-------------------------

Due to the operating loss and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the period from September 1, 1999 (date of reorganization) through March 31, 2000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2000 is as follows:

     Net  operating  loss  carryforwards     $  42,000
     Valuation  allowance                      (42,000)
                                             ----------

     Net  deferred  tax  asset               $     --
                                               =======


                          NOTES TO FINANCIAL STATEMENTS
                              PEOPLESWAY.COM, INC.
For the Period from September 1, 1999 (date of reorganization) through March 31,
================================================================================
                                      2000
                                      ====

NOTE  E  -  INCOME  TAXES  (CONT.)
----------------------------------

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $42,000 for the period from September 1, 1999 (date of reorganization) through March 31, 2000.

As of March 31, 2000, the Company had federal and state net operating loss carryforwards in the amount of $167,000, which expire in the year 2015.

NOTE  F  -  SHAREHOLDER  LOANS  PAYABLE
---------------------------------------

During the period from September 1, 1999 (date of reorganization) through March 31, 2000, the Company borrowed $7,000 in working capital debt financing from one of the Company's officers. The entire balance is payable on demand with interest at a rate of 8% per annum.

NOTE  G  -  RELATED  PARTY  TRANSACTIONS  AND  CONCENTRATIONS  OF  RISK
-----------------------------------------------------------------------

The Company has contracted with a company related through common ownership whereby the related party holding company and its subsidiaries utilize the Company as its exclusive Internet sales and marketing agent. The Company markets the related parties' product lines and maintains the web sites of site owners within their network of customers. In exchange, the related parties provide warehouse space, office space, customer service, warehouse and management personnel, supplies and other items necessary to provide this service. In accordance with the agreement, the product cost is invoiced to the Company at cost plus 10%. In addition, the aforementioned non-product related expenses are invoiced to the Company based on the percentage of Internet sales to the related parties' total sales. The above relationships present a concentration of risk in that a substantial volume of business is transacted with the related parties' customer base and use of its source of labor. This makes the Company potentially vulnerable to the risk of a near-term severe impact.

The composition of "Due to Related Parties, net" in the accompanying Balance Sheet at March 31, 2000 is as follows:

Due  from  related  party  holding  company                          $  16,500
Due  from  related  party  holding  company's  subsidiary  (#1)         16,803
Due  to  related  party  holding  company's  subsidiary  (#2)          (46,592)
Due  to  party  related  through  common  directorship                 (16,000)
                                                                        --------
                                                                     $ (29,289)
                                                                     ===========
                          NOTES TO FINANCIAL STATEMENTS
                              PEOPLESWAY.COM, INC.
For the Period from September 1, 1999 (date of reorganization) through March 31,
================================================================================
                                      2000
                                      ====



NOTE  G  -  RELATED  PARTY  TRANSACTIONS  AND  CONCENTRATIONS
-------------------------------------------------------------
OF  RISK  (CONT.)
-----------------

Included in the accompanying Statement of Operations are the following transactions (sales and expenditures) with the related parties for the period from September 1, 1999 (date of reorganization) through March 31, 2000:

                                                    Sales          Expenditures
                                                  ------------     ------------
Related  party  holding  company                   $   21,500     $   5,000
Related  party  holding  company's  subsidiary (#1)   107,004        90,201
Related  party  holding  company's  subsidiary  (#2)  245,192       291,784


NOTE  H  -  EARNINGS  (LOSS)  PER  SHARE  (EPS)
-----------------------------------------------

Statement of Financial Accounting Standard (SFAS) No.128 requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share. The basic and diluted weighted average shares outstanding for the period from September 1, 1999 (date of reorganization) through March 31, 2000 is as follows:

Weighted  average  outstanding  common  shares  used
   for  basic  and  diluted  EPS                         9,724,401
                                                          =======










                          NOTES TO FINANCIAL STATEMENTS
                              PEOPLESWAY.COM, INC.
For the Period from September 1, 1999 (date of reorganization) through March 31,
================================================================================
                                      2000
                                      ====

NOTE  I  -  DEFERRED  REVENUE  AND  RELATED  PREPAID  EXPENSES
--------------------------------------------------------------

Included in the accompanying Balance Sheet is deferred revenue of $196,580 and related prepaid expenses of $101,730 at March 31, 2000. The deferred revenue amount represents certain revenue that did not fully meet the Company's revenue recognition policies at March 31, 2000 in accordance with recently issued
Securities and Exchange Commission Staff Accounting Bulletins and Financial Accounting Standards Board Emerging Issues Task Force pronouncements. In addition, the prepaid expenses represent commissions paid directly relating to the deferred revenue. Both amounts are presented as "current" in the Balance Sheet because revenue is expected to be earned and expenses are expected to be incurred in the upcoming operating cycle in management's estimation. Revenue and related expense will be recorded ratably as certificates are redeemed and orders are placed or as the certificates expire, whichever occurs first.

Item 8. Changes with and Disagreements With Accountants on Accounting and Financial Disclosure

NONE

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

Identification  of  Directors  and Executive Officers and Significant Employees.

     The following table identifies all current executive officers, directors and significant employees of Peoplesway. The officers and directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or they resign or are terminated.




Name                              Age        Position        Date Position Commenced
--------------------------------  ---  --------------------  -----------------------
Donald R. "Pete" Monroe. . . . .   55  Chairman                                 8/99

Matthew M. Monroe. . . . . . . .   30  President & Director                     8/99

Eugene M. Johnston . . . . . . .   36  CEO, Secretary/                          8/99
                                       Treasurer & Director
Julie B. Jordan. . . . . . . . .   40  Executive Producer                      10/99

     None  of  our  directors  hold  directorships in other reporting companies.



Business  Experience  and  Personal  Background.

     Management  and  Key  Personnel.

     Donald  R.  "Pete"  Monroe,  Chairman

     Education:  BS,  Mathematics,  UNC  of  Pembroke,  Magna  Cum  Laude

     Present work positions: Chairman of the Board of Directors, Peoplesway.Com, Inc., 1999 to present; Chairman of the Board of Directors, DRM, Inc., 1978 to present;

     Work  history:

1966-1970     United  States  Department  of  Defense,  Mathematician and System
              Programmer  for  Naval  Weapons  Laboratory,  Dahlgren,  Virginia

1970-1972     Private  Business, Independent Distributor, Direct Sales Industry,
              Virginia  &  Alabama

1972-1973     GWT  Enterprises,  Vice President, Direct Sales Industry, Orlando,
              Florida

1973-1978     Koscot,  Inc.,  President, Direct Sales Industry, Orlando, Florida

1978-Today     DRM, Inc. and subsidiaries: WeCare Distributors, Inc., RMC Group,
               Inc.,RMC  Group  Canada,  Ltd.,  KAM  Marketing,  LLC,
               Owner/Chairman,  direct Sales Industry, Charlotte, North Carolina

1999-Today     Chairman, Peoplesway.Com, Inc., Direct Sales Industry, Charlotte,
               North  Carolina

     Present responsibilities: As Chairman of DRM and Chairman of Peoplesway, Mr. Monroe oversees marketing, product development, production, seeks business opportunities, and strategic alliances with other companies and organizations. He continuously directs and coordinates financial programs to provide funding for new or continuing operations in order to maximize return on investments, and increase productivity.

     Mr. Monroe has two sons and one daughter and resides with his wife in Charlotte, NC.

     Matthew  M.  Monroe,  President  and  Director

     Education:   BS,  Journalism  &  American  Studies,  University of Southern
Mississippi

     Present work positions: President, Peoplesway.Com, Inc., 1999 to present; Vice President of Marketing, RMC Group, Inc., 1993 to present

     Work  history:

1993-Today     RMC  Group,  Inc.,  Vice  President,  Direct  Sales  Industry,
               Charlotte,  North  Carolina

1999-Today   President/Director,  Peoplesway.Com,  Inc,  Direct  Sales Industry,
               Charlotte, North  Carolina

     Present responsibilities: For both Peoplesway and RMC Group, Inc., Mr. Monroe is responsible for new product development, monthly and quarterly newsletter (circulating to as many as 5,000 readers), product catalogues, brochures, company product announcements, customer specials, sales force training, sales presentations, and event coordinating. Mr. Monroe trains top level producers on sales force automation. Mr. Monroe worked with other management team members on bringing RMC Group, Inc., closer to the sales force home office. After two years of development and beta testing, the sales force now uses a software program that dials directly into the mainframe database. This allows the independent contractor access to customer ordering information as well as complete data filters to run valuable reports for sales leadership information. Mr. Monroe also developed the Peoplesway concept and business model over the past three years.

     Mr. Monroe has one son and resides with his wife in Cornelius, North Carolina.

     Eugene  M.  Johnston  ,  CEO,  Secretary/Treasurer  and  Director

     Education:   BA,  Business  Administration, University of North Carolina at
Charlotte

     Work  history:

1984-1992     WeCare  Distributors, Inc., Vice President, Direct Sales Industry,
              Charlotte,  North  Carolina

1993-Today    RMC  Group,  Inc.,  Vice  President,  Direct  Sales  Industry,
              Charlotte,  North  Carolina
1999-Today    CEO,  Secretary/Treasurer/Director,  Peoplesway.Com, Inc., Direct
              Sales  Industry,  Charlotte,  North  Carolina

     Present responsibilities: Mr. Johnston is responsible for all day-to-day operations of Peoplesway and RMC Group, Inc. In addition to his daily administrative duties, Mr. Johnston works closely with Marketing and Sales. He is involved in company training and motivation and travels throughout the US and Canada helping to conduct training seminars. Mr. Johnston was also instrumental in recently upgrading the company computer system to ensure it was Year 2000 compliant, including the web related software.

     Mr. Johnston has two children and resides with his wife in Charlotte, North Carolina.

     Julie  B.  Jordan,  Executive  Producer

     Education: BS, Industrial Engineering; Masters of Science Degree, Educational Technology, Mississippi State University

     Work  history:

1985-1988     BESCO  Office  Products,  IBM  system  specialist,  installed  and maintained  MS-DOS  based  computer  systems and networks, Columbus,
              Mississippi

1988-1996     Mississippi  School  for  Mathematics  and Science, Coordinator of
              Technology  and  computer  teacher,  Columbus,  Mississippi

1996-1997     The  Internet  Learning  Company,  Owner,  provider  of  Internet dial-up  and  digital  Internet  access,  Columbus,  Mississippi

1998-1999     Ayrix  Technologies,  Inc.,  Chief  Executive  Officer,  Internet
              solutions provider of Internet connection, Web design and hosting, Columbus, Mississippi

     Present responsibilities: Ms. Jordan is responsible for Peoplesway's Web site development, content and connections to users and to the Web, and for information technology issues for the Company. Ms. Jordan often speaks and conducts seminars on the growth of the Internet, eCommerce and its impact on our economy, our businesses, and society. Ms. Jordan adds valuable experience in the high-tech Internet industry and leadership experience in managing rapidly growing Internet businesses to the Peoplesway.Com executive team.

     Ms.  Jordan has three children and resides with her husband in Mississippi.


Family  Relationships

     The following table details the family relationships among our directors and officers.




Name. . . . . . . . . . . . . . . . . .  Position   Relationships
---------------------------------------  ---------  ------------------

Donald R. "Pete" Monroe . . . . . . . .  Chairman   Father of Matthew M. Monroe; Uncle
of Eugene M. Johnston

Matthew M. Monroe . . . . . . . . . . .  President  Son of Donald R. "Pete" Monroe; &
                                         Director   Cousin of Eugene M. Johnston

Eugene M. Johnson . . . . . . . . . . .  C.E.O.     Nephew of Donald R. "Pete" Monroe;
                                                    Cousin of Matthew M. Monroe




There are no arrangements or understandings pursuant to which any of them were elected as officers.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past 5 years.

Item  10.  Executive  Compensation

None of our directors or officers have received any compensation from Peoplesway, including salary, stock, stock options, or otherwise, and no compensation is accruing. There are no arrangements or agreements for employment, compensation, or change in control that exist with the Peoplesway for either our officers or directors. Our officers and directors are presently compensated by DRM and/or RMC Group, Inc., at the same levels at which they were compensated prior to the formation of Peoplesway, and it is anticipated that this arrangement will continue for the foreseeable future. Presently, our only paid employee is Julie B. Jordan, Executive Producer, who receives a salary of $40,000 per year. All other individuals who provide services for Peoplesway are either additional employees of DRM and/or RMC Group, Inc., which are paid directly by those companies, or Peoplesway's independent contractors, and it is anticipated that this arrangement will continue for the foreseeable future.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     (a)  Security  Ownership  of  Certain  Beneficial  Owners

   The following Table sets forth the shares held by those persons who own more than five percent of Peoplesway's common stock as of March 31, 2000, based upon 15,607,969 shares outstanding.


                     Name  and  address  of
Title  of  Class     beneficial  owner     Number  of  shares   Percent of class
----------------     -----------------     ------------------   ----------------


Common               Donald  R.  "Pete"  Monroe     12,000,000     77.9%
                     2969  Interstate  Street
                     Charlotte,  NC  28208


     (b)  Security  Ownership  of  Management

     The following table sets forth the shares held by Peoplesway directors and officers as of March 31, 2000.



                              Name and address of
Title of Class . . . . . . .  beneficial owner         Number of shares   Percent of class
----------------------------  -----------------------  -----------------  ----------------


Common . . . . . . . . . . .  Donald R. "Pete" Monroe   12,000,000           77.9%
                              2969 Interstate Street
                              Charlotte, NC  28208

Common . . . . . . . . . . .  Matthew M. Monroe               0                0%
                              2969 Interstate Street
                              Charlotte, NC  28208

Common . . . . . . . . . . .  Eugene M. Johnston              0                0%
                              2969 Interstate Street
                              Charlotte, NC  28208




Ownership  of  shares  by directors and officers of Peoplesway as a group: 77.9%

     (c)  Changes  in  Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

Item  12.  Certain  relationships  and  Related  Transactions

Following are the transactions between Peoplesway and members of management, directors, officers, 5% shareholders, and promoters of Peoplesway:

Agreements  with  DRM  and  its  Subsidiaries.

The majority of our goods and services are available through an "alliance" with DRM, Inc. and its subsidiaries, RMC Group, Inc. and RMC Group Canada, Ltd. ("DRM"). Each of the officers and directors of Peoplesway is also an officer and/or director of DRM, Inc., RMC Group, Inc., and/or RMC Group Canada, Ltd, and therefore, all sales through Peoplesway benefit related parties. The "alliance" between the parties has been evidenced by a formal written agreement between the parties such that all goods and service, which DRM or its subsidiaries offer for sale, are listed on, and for sale through, the Peoplesway Web site. Following each internet sale of a DRM-related good or service, Peoplesway then pays to DRM an agreed upon wholesale price.

     Peoplesway has had discussions with public relations companies that would promote Peoplesway, but none of these discussions have resulted in any definitive agreements.

Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a)  Financial  Statements
1.  The  following  financial  statements of Peoplesway are included in Part II,
Item  7:
Independent  Auditors'  Report                         20
Balance  Sheet  -  March  31,  2000                    21
Statements  of  Operations  -  Years  Ended
     March  31,  2000  and  1999                       22-23
Statements  of  Cash  Flows  -  Years  Ended
     March  31,  2000  and  1999                       24
Statements  of  Stockholders'  Equity  -  Years  Ended
     March  31,  2000  and  1999                       25
Notes  to  Financial  Statements                       26-32

          2.  Exhibits
3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 1 of Form 10-SB as amended filed November 2000.

27 Financial Data Schedule

     (b)  Reports  on  Form  8-K
      NONE












                             SIGNATURE PAGE FOLLOWS
                             ----------------------








                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                         PEOPLESWAY.COM,  INC.

Date:  December  29,  2000 By:  /s/  Donald  R  Monroe
                         -----------------------
                         Donald  R.  Monroe
                         Chairman  of  the  Board

Date:  December  29,  2000 By:  /s/  Matthew  M.  Monroe
                         -------------------------
                         Matthew  M.  Monroe
                         President  and  Director

Date:  December  29,  2000 By:  /s/  Eugene  M.  Johnston
                         --------------------------
                         Eugene  M.  Johnston
                         CEO,  Secretary/Treasurer  and  Director