Form 10QSB
period 2000-06-30
PEOPLESWAY COM INC
filed 2001-01-11
CIK 1101816

21

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  quarterly  period  ended  June  30,  2000

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  transition  period  from  _______  to  _______

COMMISSION  FILE  NUMBER:  000-28657

                              PEOPLESWAY.COM, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                              87-0374559
          ------                              ----------
(State  or  other  jurisdiction  of          (IRS  Employer  identification No.)
incorporation  or  organization)


            2969 Interstate Street, Charlotte, North Carolina  28208
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (704) 393-1860
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
January  8,  2001:  12,932,328











                                 BALANCE SHEETS
                                 --------------
                              PEOPLESWAY.COM, INC.
                     AS OF JUNE 30, 2000 AND MARCH 31, 2000


                                               (Unaudited)
ASSETS                                        JUNE 30, 2000    MARCH 31, 2000
-------------------------------------------
CURRENT ASSETS:
-------------------------------------------
Cash and cash equivalents . . . . . . . . .  $           95   $           636
Prepaid expenses. . . . . . . . . . . . . .         105,000           101,730
TOTAL CURRENT ASSETS. . . . . . . . . . . .  $      105,095   $       102,366
                                             ---------------  ----------------


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------------

CURRENT LIABILITIES
-------------------------------------------
Accounts payable and accrued expenses . . .  $       37,569   $        19,133
Deferred income - prepaid certificates. . .         207,875           196,850
Due to related parties. . . . . . . . . . .          57,707            29,289
TOTAL CURRENT LIABILITIES . . . . . . . . .         303,151           245,272
                                             ---------------  ----------------

LONG TERM LIABILITIES
-------------------------------------------
Notes payable . . . . . . . . . . . . . . .           2,152               -0-
Note payable - shareholder. . . . . . . . .           7,000             7,000
TOTAL LONG TERM LIABILITIES . . . . . . . .           9,152             7,000
                                             ---------------  ----------------

TOTAL LIABILITIES . . . . . . . . . . . . .         312,303           252,272

STOCKHOLDERS' DEFICIT
-------------------------------------------
Common stock ($.001 par value, 100,000,000
shares authorized; 15,607,969 issued and
outstanding at June 30, 2000) . . . . . . .          15,607            15,607
Additional paid in capital. . . . . . . . .           1,000             1,000
Retained deficit. . . . . . . . . . . . . .        (223,815)         (166,513)
TOTAL STOCKHOLDERS' DEFICIT . . . . . . . .        (207,208)         (149,906)
                                             ---------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT . . . . . . . . . . . . . . . . . .  $      105,095   $       102,366









                 See Accompanying Notes to Financial Statements
                       STATEMENT OF OPERATIONS (Unaudited)
                       -----------------------------------
                              PEOPLESWAY.COM, INC.
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000*



                                                    June 30, 2000
REVENUES AND RELATED COSTS:
--------------------------------------------------
Retail sales . . . . . . . . . . . . . . . . . . .  $      174,829
Less: Distributors allowances on product purchases         (52,449)
                                                           122,380
                                                    ---------------
Other revenue. . . . . . . . . . . . . . . . . . .          28,636
NET REVENUES . . . . . . . . . . . . . . . . . . .         151,016
                                                    ---------------

COST OF SALES. . . . . . . . . . . . . . . . . . .        (100,380)
GROSS PROFIT . . . . . . . . . . . . . . . . . . .          50,636
                                                    ---------------

EXPENSES:
--------------------------------------------------
Subcontract labor. . . . . . . . . . . . . . . . .          30,122
Salaries and related payroll expenses. . . . . . .          25,056
Rent . . . . . . . . . . . . . . . . . . . . . . .          11,789
Office expenses and supplies . . . . . . . . . . .          10,784
Telephone. . . . . . . . . . . . . . . . . . . . .           8,810
Furniture & equipment rental . . . . . . . . . . .           7,855
Legal & professional expenses. . . . . . . . . . .           5,658
Travel, entertainment and promotion. . . . . . . .           3,677
Insurance. . . . . . . . . . . . . . . . . . . . .           2,029
Utilities. . . . . . . . . . . . . . . . . . . . .           1,268
Repairs & maintenance. . . . . . . . . . . . . . .             891
TOTAL EXPENSES . . . . . . . . . . . . . . . . . .         107,938
                                                    ---------------

NET LOSS . . . . . . . . . . . . . . . . . . . . .        ($57,302)



*Due to the reorganization on Sept. 1, 1999 comparative results are not applicable.

Net  loss  per  share
Basic  &  Fully  Diluted                            $             **
                                                    ================

Weighted  average  shares                                 15,607,969
                                                    ================
**  Less  than  $0.01




                 See Accompanying Notes to Financial Statements
                       STATEMENT OF CASH FLOWS (Unaudited)
                       -----------------------------------
                              PEOPLESWAY.COM, INC.
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000



                                                   June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . .        ($57,302)
Adjustments to reconcile net loss to net cash
used in operating activities:
(Increase) in prepaid expenses. . . . . . . . . .          (3,270)
Increase in accounts payable. . . . . . . . . . .          18,435
Increase in deferred income - prepaid certificate          11,025
Increase in due to related parties. . . . . . . .          28,419

NET CASH USED IN OPERATING ACTIVITIES . . . . . .          (2,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------
Proceeds from note payable. . . . . . . . . . . .           2,152

NET DECREASE IN CASH AND CASH EQUIVALENTS . . . .            (541)

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD . . . . . . . . . . . . .             636

END OF THE PERIOD . . . . . . . . . . . . . . . .  $           95






Supplementary  cash  flow  disclosures:
---------------------------------------
          Income  taxes  paid                      $   -0-
          Cash  paid  for  interest                    49
                                                    =======









                 See Accompanying Notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                              PEOPLESWAY.COM, INC.
                            June 30, 2000 (UNAUDITED)


ITEM  1.
--------

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2000, the results of operations for the three months ended June 30, 2000, and cash flows for the three months ended June 30, 2000. The results for the three months ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE
----------------------------------------

The  following  represents  the  calculation  of  earnings  (loss)  per  share:



                                     Three
                                 Months Ended
BASIC & FULLY DILUTED . . . . .  June 30,2000
-------------------------------  --------------

Net Loss. . . . . . . . . . . .  $     (57,302)

Less- preferred stock dividends             --
                                 --------------

Net Loss. . . . . . . . . . . .  $     (57,302)

Weighted average number
Of common shares. . . . . . . .     15,607,969
                                 --------------


Basic & Fully Diluted
loss per share. . . . . . . . .  $          **
                                 ==============




**  Less  than  $(0.01)


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

     With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to competitive conditions involving E-commerce, and the sales of cosmetics, flowers, beauty and fragrance products over the Internet.

General  Description  of  Business
----------------------------------

     Peoplesway.Com, Inc. ("Peoplesway") is an electronic commerce and Internet services company that maintains an Internet destination called "Peoplesway," located at www.peoplesway.com. The Peoplesway Web site offers goods and services for sale, including: cosmetics and beauty products, health supplements, jewelry, and flowers, which can be obtained directly through the Web site, or by calling our customer service team members. The majority of our goods and services are available through an alliance with DRM, Inc. and its member network of approximately 14,000 independent contractors who may purchase and sell Peoplesway products and services through the use of our Web site. We do not retain an inventory of any product we sell. Payment comes directly to Peoplesway from customers through a secure Internet server that accepts credit card transactions. We then forward these orders to DRM or other vendors, who then will drop ship products to customers as orders are received through our Peoplesway Web sites.

Recent  History
---------------

     Peoplesway, Inc., a closely-held North Carolina corporation incorporated in August 1999, was acquired by Prospector Energy, Inc. ("Prospector") in a reverse acquisition, as a wholly-owned subsidiary on September 1, 1999 in a stock for stock tax free exchange, whereby all outstanding shares of Peoplesway were exchanged for 12,500,000 shares of Prospector. At inception, Prospector was authorized to issue 30,000,000 shares of common voting stock, par value one cent ($0.01) per share. Pursuant to the acquisition of Peoplesway and resulting amendments to the articles of incorporation, the authorized shares of common stock increased to 100,000,000, the par value was changed to $.001, a 400 to 1 reverse split of Prospector's common stock was effected, resulting in 107,328 shares being issued and outstanding immediately prior to the acquisition, and the company changed its name to Peoplesway.Com, Inc. Following the conversion of a convertible debenture, there are an additional 3,000,000 shares outstanding, for a total of 15,607,969 shares of common stock outstanding. During November 2000, 2,675,000 of these shares were sent back to the Company's treasury and retired.

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

     Flowers. Peoplesway also sells fresh flowers and arrangements delivered to your door, through an arrangement with Proflowers.Com, Inc.

Marketing  and  Advertising
---------------------------

     By leveraging the DRM sales force, we are simultaneously opening Internet Web sites and marketing the current Peoplesway product lines. Each independent contractor is encouraged by Peoplesway and DRM to open a sub-Web site at Peoplesway.com. For example, John Doe would have a site address of www.peoplesway.com/johndoe. John Doe will advertise his site and will receive a commission for each sale ordered on his site. John Doe's only responsibility is to advertise his site. Inventory, shipping, merchant accounts, payments and customer service will be handled by Peoplesway its subsidiaries and affiliates. It is envisioned that thousands of site owners will individually advertise to thousands of Internet shoppers to come and shop at their site. As of June 30, 2000, there are over 560 sub Web sites.

Risk  Factors.
--------------

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

     Risks  of  "Penny  Stock."

     Peoplesway's common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years. Until November 1999, there had been no "established public market" for Peoplesway's common stock during the last five years. While our stock has traded between $.50 and $5.36 per share since November 1999, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

RESULTS  OF  OPERATIONS
-----------------------

For  the  Three  Months  Ended  June  30,  2000.

     Net  Revenues
     -------------

          Net Revenues for the three months ended June 30, 2000 were $151,016, which consisted of product sales, monthly service fees and business aid sales. We plan to accelerate growth of sales in fiscal 2001 by increasing expenditures on marketing and growing public awareness of services.

Income  /  Loss
---------------

          Net loss for the three months ended June 30, 2000 was $(57,302) primarily attributable to subcontract labor and payroll expenses associated with launching retail operations and rent for our facilities.

          The Company expects to continue to incur losses at least through fiscal 2002 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses
--------

          Selling, general and administrative expenses for the three month period were $107,938. Notable expense accounts include subcontract labor, salaries and related expenses, and rent, which were $30,122, $25,056, and $11,789, respectively. We anticipate incurring approximately the same amount of these expenses during the remainder of the current fiscal year.

          We expect increases in certain expenses such as advertising through fiscal 2001 as the Company moves toward increasing development and marketing of our products.

Cost  of  Sales
---------------

          One of the largest factors in the variations in the cost of sales as a percentage of net sales is the cost of products.

          Cost of sales for the three months ended June 30, 2000 was $100,380. We expect that gross margins and product prices will remain relatively constant during the year.

Impact  of  Inflation
---------------------

          We believe that inflation has had a negligible effect on operations during the year. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends,  Events,  and  Uncertainties
------------------------------------

     Demand for our products will be dependent on, among other things, market acceptance of the Peoplesway.com concept, the quality of its Web site and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of the Company's activities is the receipt of revenues from the sales of its products, the Company's business operations may be adversely affected by the Company's competitors and prolonged recessionary periods.

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Three  Months  Ended  June  30,  2000.

          Cash flows used in operations were a negative $(2,694) for the three months ended June 30, 2000. Negative cash flows from operating activities was primarily attributable to the net loss from operations and prepayment of certain expenses.

          Cash flows generated from financing activities were $2,152 for the three months ended June 30, 2000 primarily attributable to proceeds from note payable.

          We have funded our cash needs from inception through March with a series of related party and equity transactions.

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


PART  II.  OTHER  INFORMATION
---------

Item  1.  Legal  Proceedings
-------

     The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

Item  2.  Changes  in  Securities
-------

None.

Item  3.  Defaults  upon  Senior  Securities
-------

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
-------

None.

Item  5.  Other  Information
-------

None.





Item  6.  Exhibits  and  Reports  on  Form  8-K
-------

     (a)  Exhibits
          --------
3. Articles of Incorporation with amendments and bylaws are incorporated by reference to Exhibit No. 1 of Form 10-SB as amended filed November 2000.

27   Financial Data Schedule

     (b)  Reports  on  Form  8-K
          ----------------------
      NONE




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLESWAY.COM,  INC.
                                        (Registrant)



Date:  January  8,  2001                    ------------------------
                                           /S/Gene  Johnston
                                           Chief  Executive  Officer