Form 10QSB
period 2000-09-30
PEOPLESWAY COM INC
filed 2001-01-11
CIK 1101816

21

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  quarterly  period  ended  September  30,  2000

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









                                 BALANCE SHEETS
                                 --------------
                              PEOPLESWAY.COM, INC.
                   AS OF SEPTEMBER 30, 2000 AND MARCH 31, 2000



                                               (Unaudited)
ASSETS                                        SEPT. 30, 2000    MARCH 31, 2000
-------------------------------------------
CURRENT ASSETS:
-------------------------------------------
Cash and cash equivalents . . . . . . . . .  $         1,603   $           636
Prepaid expenses. . . . . . . . . . . . . .          105,062           101,730
TOTAL CURRENT ASSETS. . . . . . . . . . . .  $       106,665   $       102,366
                                             ----------------  ----------------


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------------

CURRENT LIABILITIES
-------------------------------------------
Accounts payable and accrued expenses . . .  $        42,260   $        19,133
Deferred income - prepaid certificates. . .          207,697           196,850
Due to related parties. . . . . . . . . . .           68,434            29,289
TOTAL CURRENT LIABILITIES . . . . . . . . .          318,391           245,272
                                             ----------------  ----------------

LONG TERM LIABILITIES
-------------------------------------------
Notes payable . . . . . . . . . . . . . . .            2,152               -0-
Note payable - shareholder. . . . . . . . .            7,000             7,000
TOTAL LONG TERM LIABILITIES . . . . . . . .            9,152             7,000
                                             ----------------  ----------------
TOTAL LIABILITIES . . . . . . . . . . . . .          327,543           252,272
                                             ----------------  ----------------

STOCKHOLDERS' DEFICIT
-------------------------------------------
Common stock ($.001 par value, 100,000,000
shares authorized; 15,607,969 issued and
outstanding at September 30, 2000). . . . .           15,607            15,607
Additional paid in capital. . . . . . . . .            1,000             1,000
Retained deficit. . . . . . . . . . . . . .         (237,485)         (166,513)
TOTAL STOCKHOLDERS' DEFICIT . . . . . . . .         (220,878)         (149,906)
                                             ----------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT . . . . . . . . . . . . . . . . . .  $       106,665   $       102,366










                 See Accompanying Notes to Financial Statements
                      STATEMENTS OF OPERATIONS (Unaudited)
                      ------------------------------------
                              PEOPLESWAY.COM, INC.
      FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AND THE PERIOD OF SEPTEMBER 1, 1999(DATE OF REORGANIZATION) THROUGH SEPTEMBER 30, 1999)




                                         Period of
                                       Sept. 1, 1999
                                           Three             Six        (Date of reorg.)
                                       Months Ended     Months Ended         Through
                                      Sept. 30,2000    Sept. 30,2000    Sept. 30, 1999)
REVENUES AND RELATED COSTS:
------------------------------------
Retail sales . . . . . . . . . . . .  $      283,316   $      458,144   $         27,200
Less: Distributor allowances on
      Product purchases. . . . . . .         (84,995)        (137,443)            (8,160)
                                             198,321          320,701             19,040
                                      ---------------  ---------------  -----------------
Other revenue. . . . . . . . . . . .          22,791           51,428                206
NET REVENUES . . . . . . . . . . . .         221,112          372,129             19,246
                                      ---------------  ---------------  -----------------

COST OF SALES. . . . . . . . . . . .        (129,851)        (230,231)           (25,882)
GROSS PROFIT (LOSS). . . . . . . . .          91,261          141,897             (6,636)
                                      ---------------  ---------------  -----------------

EXPENSES:
------------------------------------
Subcontract labor. . . . . . . . . .          28,778           58,900                -0-
Salaries and related expenses. . . .          23,947           49,004              4,985
Rent . . . . . . . . . . . . . . . .          12,509           24,298              1,980
Telephone. . . . . . . . . . . . . .           7,022           15,831                812
Furniture & equipment rental . . . .           7,523           15,378                850
Legal & professional expenses. . . .           8,150           13,807              2,329
Licenses & fees. . . . . . . . . . .             -0-              -0-              5,245
Office expenses and supplies . . . .           5,554           12,408                297
Management fees. . . . . . . . . . .           4,485            8,415                 32
Travel, entertainment and promotion.           2,166            5,844                -0-
Insurance, repairs and maintenance .           3,459            6,378                304
Utilities. . . . . . . . . . . . . .           1,338            2,606                300
TOTAL EXPENSES . . . . . . . . . . .         104,931          212,869             17,134
                                      ---------------  ---------------  -----------------

NET LOSS . . . . . . . . . . . . . .        ($13,670)        ($70,972)          ($23,770)

  Net Loss per Share -
  basic and fully diluted. . . . . .  $           **   $           **   $             **
  Weighted Average Shares. . . . . .      15,607,969       15,607,969         12,607,328
                                      ===============  ===============  =================




**  Less  than  $0.01


                 See Accompanying Notes to Financial Statements
                      STATEMENTS OF CASH FLOWS (Unaudited)
                      ------------------------------------
                              PEOPLESWAY.COM, INC.
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999




                                                              2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . .   ($70,972)   ($23,770)
Adjustments to reconcile net income to net cash used in
operating activities:
Retroactive recapitalization of equity due to reverse
acquisition of public shell . . . . . . . . . . . . . .        -0-      15,607
(Increase) in prepaid expenses. . . . . . . . . . . . .     (3,332)        -0-
Increase in accounts payable. . . . . . . . . . . . . .     23,125       1,067
Increase in deferred income - prepaid certificate . . .     10,847         -0-
Increase in due to related parties. . . . . . . . . . .     39,146       6,096
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . .     (1,185)     (1,000)
                                                         ----------  ----------

CASH FLOWS FORM FINANCING ACTIVITIES:
-------------------------------------------------------
Proceeds from initial capital contribution. . . . . . .        -0-       1,000
Proceeds from note payable. . . . . . . . . . . . . . .      2,152         -0-
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . .      2,152       1,000

   NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . .        967         -0-

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . .        636         -0-

END OF THE PERIOD . . . . . . . . . . . . . . . . . . .  $   1,603   $     -0-





                2000      1999
             -------   -------
Supplementary  cash  flow  disclosures:
---------------------------------------
         Income  taxes  paid                            $    -0-      $   -0-
         Cash paid for interest                              72           -0-
                                                         =======       =======










                 See Accompanying Notes to Financial Statements


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                              PEOPLESWAY.COM, INC.
                         September 30, 2000 (UNAUDITED)


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

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2000 (unaudited) and March 31, 2000, the results of operations for the three and six months ended September 30, 2000 and for the period September 1, 1999 (date of reorganization) through September 30, 1999, and cash flows for the six months ended September 30, 2000 and 1999. The results for the six months ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE
----------------------------------------

The  following  represents  the  calculation  of  earnings  (loss)  per  share:



                             Six              Period Sept. 1, 1999
                           Months Ended        (Date of reorg.)
BASIC & FULLY DILUTED     September 30,2000   through Sept. 30, 1999
-----------------------  -----------------  -------------------------
Net Loss. . . . . . . .  $        (70,972)  $             (23,770)

Less- preferred stock .                --                      --
                         -----------------  ----------------------

Net Loss. . . . . . . .  $        (70,972)  $             (23,770)

Weighted average number
Of common shares. . . .        15,607,969              15,607,969
                         -----------------  ----------------------

Basic & Fully Diluted
loss per share. . . . .  $             **   $                  **
                         =================  ======================






**  Less  than  $(0.01)

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

     With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future sales and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to competitive conditions involving E-commerce, and the sales of cosmetics, flowers, beauty and fragrance products over the Internet.

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

Marketing  and  Advertising
---------------------------

     By leveraging the DRM sales force, we are simultaneously opening Internet Web sites and marketing the current Peoplesway product lines. Each independent contractor is encouraged by Peoplesway and DRM to open a sub-Web site at Peoplesway.com. For example, John Doe would have a site address of www.peoplesway.com/johndoe. John Doe will advertise his site and will receive a commission for each sale ordered on his site. John Doe's only responsibility is to advertise his site. Inventory, shipping, merchant accounts, payments and customer service will be handled by Peoplesway its subsidiaries and affiliates. It is envisioned that thousands of site owners will individually advertise to thousands of Internet shoppers to come and shop at their site. As of September 30, 2000 there were over 580 sub Web sites.

Risk  Factors.
--------------

     Additional  Capital  Requirements.

     Peoplesway has limited capital. Our primary sales are derived from the sale of a limited number of goods and services online to limited markets, and these sales are presently dependent upon the services provided by our alliance with DRM and a small number of employees. If this alliance ends, it is likely that we cannot continue as a going concern. We have limited capital to increase our sales force or to expand operations; accordingly, without additional capital, growth will be limited.

     Economic  Considerations.

     Any substantial downturn in economic conditions could significantly depress discretionary consumer spending and have a material adverse effect on Peoplesway's business operations. At any given time, because of the search and comparison-shopping capabilities using the Internet, it is possible to locate items similar to that sold by Peoplesway at competitive or lower prices. Inflation may also affect the future availability of favorable terms or financing rates for Peoplesway or its customers, and deflation may also affect sales derived from these operations.

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

     Risks  of  "Penny  Stock."

     Peoplesway's common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until November 1999, there had been no "established public market" for Peoplesway's common stock during the last five years. While our stock has traded between $.50 and $5.36 per share since November 1999, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

RESULTS  OF  OPERATIONS
-----------------------

For the Three and Six Months Ended September 30, 2000 and for the period from September 1, 1999 (Date of reorganization) through September 30, 1999.

Net  Revenues
-------------

          Net Revenues for the three and six months ended September 30, 2000 were $221,112 and $372,129, respectively, which consisted of product sales, monthly service fees and business aid sales. We plan to accelerate growth of sales in 2000 by increasing expenditures on marketing and growing public awareness of services.

          The Company had limited revenues of $19,246 and a loss ($23,770) for the first month of operations from September 1, 1999 (date of reorganization) through September 30, 1999. The loss was attributable to initial licenses and fees as well as tooling and development expenses for the period.

Expenses
--------

          Selling, general and administrative expenses for the three and six month period ended September 30, 2000 were $ 104,931 and $212,869, respectively. Notable expense accounts include subcontract labor, salaries and related expenses, and rent, which were $28,778, $23,947, and $12,509, respectively for the three month period and $58,900, $49,004, and $24,298, respectively, for six month period. We anticipate incurring approximately the same amount of these expenses during the remainder of the current fiscal year.

          Selling, general and administrative expenses for the period September 1, 1999 (date of reorganization) through September 30, 1999 were $17,134. Notable expense accounts include salaries and related expenses, legal and professional fees, licenses and fees and rent, which were $4,895, $2,329, $5,245, and $1,980 respectively.

          We expect increases in certain expenses such as advertising through fiscal 2001 as the Company moves toward increasing development and marketing of our products.

Cost  of  Sales
---------------

          One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

          Cost of sales for the three and six months ended September 30, 2000 was $129,851 and $230,231, respectively. We expect that gross margins and product prices will remain relatively constant during the year.

          Cost of sales for the period of September 1, 1999 (date of reorganization) through September 30, 1999 was $25,882.

Impact  of  Inflation
---------------------

          We believe that inflation has had a negligible effect on operations during the year. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends,  Events,  and  Uncertainties
------------------------------------

     Demand for our products will be dependent on, among other things, market acceptance of the Peopleway.com concept, the quality of our Web site and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of its products, our business operations may be adversely affected by our competitors and prolonged recessionary periods.

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Six  Months  Ended  September  30,  2000.

          Cash flows used in operations were a negative $1,185 for the six months ended September 30, 2000. Negative cash flows from operating activities were primarily attributable to the net loss from operations and prepayment of certain expenses.

          Cash flows generated from financing activities were $2,152 for the six months ended September 30, 2000 primarily attributable to proceeds from the note payable.

          We have funded our cash needs from inception through September with a series of related party and equity transactions.

          We will substantially rely on the existence of revenue from product sales and from the projected revenues of www.Peoplesway.com. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of www.Peoplesway.com fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first six months of 2001 will significantly affect the cash position of the Company and move the us toward a position where the raising of additional funds through equity or debt financing will be necessary.

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