Form 10QSB
period 2000-12-31
PEOPLESWAY COM INC
filed 2001-02-14
CIK 1101816

17

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]     QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  quarterly  period  ended  December  31,  2000

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934  for  the  transition  period  from  _______  to  _______

COMMISSION  FILE  NUMBER:  000-28657

                              PEOPLESWAY.COM, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                   87-0374559
          ------                                   ----------
(State  or  other  jurisdiction  of              (IRS  Employer
incorporation  or  organization)             identification  No.)


            2969 Interstate Street, Charlotte, North Carolina  28208
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (704) 393-1860
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
February  12,  2001:  12,932,969















                                      PEOPLESWAY.COM, INC.
                                      --------------------
                                         BALANCE SHEETS
                            AS OF DECEMBER 31, 2000 AND MARCH 31,2000


                                                                 (Unaudited)
ASSETS                                                          DEC. 31, 2000    MARCH 31, 2000
-------------------------------------------------------------
CURRENT ASSETS:
-------------------------------------------------------------
Cash and cash equivalents . . . . . . . . . . . . . . . . . .           3,153   $           636
Due from related parties. . . . . . . . . . . . . . . . . . .          21,068               -0-
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .         105,851           101,730
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . .  $      130,072   $       102,366
                                                               ---------------  ----------------


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------------------------------

CURRENT LIABILITIES:
-------------------------------------------------------------
Accounts payable and accrued expenses . . . . . . . . . . . .          32,641            19,133
Excess of outstanding checks over bank balance. . . . . . . .          16,365               -0-
Deferred income - prepaid certificate . . . . . . . . . . . .         211,981           196,850
Due to related parties. . . . . . . . . . . . . . . . . . . .             -0-            29,289
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .         260,987           245,272
                                                               ---------------  ----------------

LONG TERM LIABILITIES:
-------------------------------------------------------------
Notes payable . . . . . . . . . . . . . . . . . . . . . . . .         102,152               -0-
Note payable - shareholder. . . . . . . . . . . . . . . . . .           7,000             7,000
TOTAL LONG TERM LIABILITIES . . . . . . . . . . . . . . . . .         109,152             7,000
                                                               ---------------  ----------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . .         370,139           252,272
                                                               ---------------  ----------------

STOCKHOLDERS' DEFICIT:
-------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares
authorized; 12,932,969 and 15,607,969 issued and outstanding
at December 31, 2000 and March 31, 2000, respectively). . . .           12933            15,607
Additional paid in capital. . . . . . . . . . . . . . . . . .           1,000             1,000
Retained deficit. . . . . . . . . . . . . . . . . . . . . . .        (256,674)         (166,513)
TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . .        (240,067)         (149,906)
                                                               ---------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . .  $      130,072   $       102,366



                    See  Accompanying  Notes  to  Financial  Statements


                                              PEOPLESWAY.COM, INC.
                                              --------------------
                                      STATEMENTS OF OPERATIONS (UNAUDITED)
                         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                  Three            Three            Nine              Nine
                                              Months Ended     Months Ended     Months Ended      Months Ended
                                             Dec. 31, 2000    Dec. 31, 1999    Dec. 31, 2000    Dec. 31, 1999*
REVENUES AND RELATED COSTS:
-------------------------------------------
Retail sales. . . . . . . . . . . . . . . .  $      318,889   $       69,051   $      777,031   $        96,253
Less: Distributor allowances on
product purchases . . . . . . . . . . . . .         (95,667)         (20,715)        (233,109)          (28,876)
                                                    223,222           48,336          543,922            67,377
                                             ---------------  ---------------  ---------------  ----------------
Other revenue . . . . . . . . . . . . . . .           7,199           38,547           58,627            38,752
NET REVENUES. . . . . . . . . . . . . . . .         230,421           86,883          602,549           106,129
                                             ---------------  ---------------  ---------------  ----------------

COST OF SALES . . . . . . . . . . . . . . .        (117,883)         (64,089)        (348,114)          (89,971)
GROSS PROFIT. . . . . . . . . . . . . . . .         112,538           22,794          254,435            16,158
                                             ---------------  ---------------  ---------------  ----------------

EXPENSES:
-------------------------------------------
Subcontract labor . . . . . . . . . . . . .          18,846              -0-           96,279               -0-
Salaries and related expenses . . . . . . .          48,625           55,639           79,138            60,623
Rent. . . . . . . . . . . . . . . . . . . .          13,933           14,585           38,231            16,565
Telephone . . . . . . . . . . . . . . . . .           8,678           12,899           24,509            13,711
Furniture & equipment rental. . . . . . . .          12,177            9,122           27,554             9,974
Legal & professional expenses . . . . . . .           3,316            6,822           17,123             9,151
Licenses & fees . . . . . . . . . . . . . .             -0-              -0-               85             5,245
Office expenses and supplies. . . . . . . .           6,428           10,949           18,610            10,874
Management fees . . . . . . . . . . . . . .           4,573            4,603           12,989             4,635
Travel, entertainment and promotion . . . .           6,070            4,152           11,112             4,524
Insurance . . . . . . . . . . . . . . . . .           5,335            5,320           10,081             5,546
Utilities . . . . . . . . . . . . . . . . .           1,590            2,374            4,196             2,674
Repairs & maintenance . . . . . . . . . . .             383            2,138            2,016             2,216
TOTAL EXPENSES. . . . . . . . . . . . . . .         130,024          128,603          341,923           145,738
                                             ---------------  ---------------  ---------------  ----------------

NET LOSS. . . . . . . . . . . . . . . . . .  $      (17,486)  $     (105,809)  $      (87,488)  $      (129,580)
                                             ===============  ===============  ===============  ================
  Net Loss per Share -
  basic and fully diluted . . . . . . . . .  $           **   $           **   $           **   $            **
  Weighted Average Shares . . . . . . . . .      12,932,969       15,607,969       13,144,910        14,321,010
                                             ===============  ===============  ===============  ================

*Date of reorganization was August 25, 1999
** Less than $.01



                 See Accompanying Notes to Financial Statements



                                       PEOPLESWAY.COM, INC.
                                       --------------------
                               STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                                                                 2000       1999*
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(87,488)  $(129,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Retroactive recapitalization of equity due to reverse acquisition of
public shell and shares adjustment. . . . . . . . . . . . . . . . . . . . .    (2,674)     15,607
(Increase) in prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .    (4,121)    (91,122)
Increase (decrease) in accounts payable . . . . . . . . . . . . . . . . . .    13,508      13,534
Increase in deferred income - prepaid certificate . . . . . . . . . . . . .    15,131     174,037
Increase in outstanding checks over bank balance. . . . . . . . . . . . . .    16,365       1,675
Increase (decrease) in due to related parties . . . . . . . . . . . . . . .   (50,356)     14,849
                                                                             ---------  ----------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .   (99,635)     (1,000)
                                                                             ---------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------------------------
Proceeds from initial capital contribution. . . . . . . . . . . . . . . . .       -0-       1,000
Proceeds from note payable. . . . . . . . . . . . . . . . . . . . . . . . .   102,152         -0-
                                                                           ----------   ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .   102,152       1,000

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .     2,517           0
                                                                            ----------   ---------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . .       636           0

END OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,153   $       0
                                                                             =========  ==========


*Date  of  reorganization  was  August  25,  1999



                 See Accompanying Notes to Financial Statements










                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                              PEOPLESWAY.COM, INC.
                          December 31, 2000 (UNAUDITED)


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

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at December 31, 2000 (unaudited) and March 31, 2000, the results of operations for the three and nine months ended December 31, 2000 and 1999, and cash flows for the nine months ended December 31, 2000 and 1999. The results for the nine months ended December 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE
----------------------------------------

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

                      Three         Three         Six           Six
                      Months  Ended Months  Ended Months  Ended Months  Ended
BASIC & FULLY DILUTED Dec. 31,2000  Dec. 31, 1999 Dec.31,  2000 Dec. 31, 1999
-------------------- ------------   ------------- -------------- ------------
Net  Loss          $  (17,486)      $  (105,809)  $  (87,488)   $  (129,580)
Less-  preferred  stock  dividends
                       -0-                 -0-            -0-           -0-
                       ---                 ---            ---           ---

Net  Loss          $  (17,486)      $  (105,809)  $  (87,488)   $  (129,580)

Weighted  average  number
Of  common  shares 12,932,969       15,607,969     13,144,910     14,321,010
                   ----------      -----------     ----------     ----------

Basic     &  Fully  Diluted
loss  per  share   $  **            $  **         $  **         $  **
                   ==========      ===========    ==========    ===========

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

Marketing  and  Advertising
---------------------------

     By leveraging the DRM sales force, we are simultaneously opening Internet Web sites and marketing the current Peoplesway product lines. Each independent contractor is encouraged by Peoplesway and DRM to open a sub-Web site at Peoplesway.com. For example, John Doe would have a site address of www.peoplesway.com/johndoe. John Doe will advertise his site and will receive a commission for each sale ordered on his site. John Doe's only responsibility is to advertise his site. Inventory, shipping, merchant accounts, payments and customer service will be handled by Peoplesway its subsidiaries and affiliates. It is envisioned that thousands of site owners will individually advertise to thousands of Internet shoppers to come and shop at their site. As of December 31, 2000 there were over 600 sub Web sites.

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

     Shares  Eligible  for  Future  Sales.

     Sales of unrestricted securities may also have an adverse effect on any market that may develop in Peoplesway's common stock. Of the 12,932,969 outstanding shares of Peoplesway's common stock, 107,328 have satisfied the two-year "holding period" requirements of Rule 144(k), meaning that they can presently be sold. In addition, of the 12,932,969 shares, 12,500,000 were issued on October 18, 1999, and under Rule 144 of the Securities Act of 1933, if certain conditions are satisfied, a limited number of these shares, up to 1% of the total issued and outstanding shares approximately 156,000 of these shares up to 1% of the issued and outstanding shares of the Company, could be sold during any three month period. Once these shares enter the market, their sale may have a depressive effect on the market price of our stock.




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

     Acquisitions

     We may consider acquiring the assets and operations of other companies in order to expand our business. Integration of acquisitions may involve a number of risks that could have a material adverse effect on our operating results and financial condition, including: restructuring charges associated with the acquisitions and other expenses associated with a change of control; non-recurring acquisition costs such as accounting and legal fees; investment banking fees; amortization of acquired intangible assets; recognition of transaction-related obligations and various other acquisition-related costs; diversion of management's attention; difficulties with retention, hiring and training of key personnel; and risks of incurring unanticipated problems or legal liabilities. To date, we have not entered into any such acquisition agreements.

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

     Risks  of  "Penny  Stock."

     Peoplesway's common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until November 1999, there had been no "established public market" for Peoplesway's common stock during the last five years. While our stock has traded between $.25 and $5.36 per share since November 1999, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

RESULTS  OF  OPERATIONS
-----------------------

For  the  Three  and  Nine  Months  Ended  December  31,  2000  and  1999.

Net  Revenues
-------------

          Net Revenues for the three and nine months ended December 31, 2000 were $230,421 and $602,549, respectively, versus net revenues of $86,883 and $106,129 for the comparable period in 1999, an increase of 162% and 468%, respectively. This increase was primarily attributable to the Company's aggressive marketing campaign and growing brand awareness. Net revenues consisted of product sales, monthly service fees and business aid sales. We plan to accelerate growth of sales in 2000 by increasing expenditures on marketing and growing public awareness of products.

     Expenses
     --------

          Selling, general and administrative expenses for the three and nine month period ended December 31, 2000 were $ 130,624 and $341,923, respectively, versus $128,603 and $145,738 for the comparable period in 1999, an increase of 3% and 136% respectively. Notable expense increases for the three months ended include subcontract labor, which increased $18,846. Notable expense increases for the nine month period include subcontract labor, salaries and related expenses, and office expenses and supplies, which increased $96,279, $18,515, and $7,736, respectively. Such increases were primarily attributable to an increased level of operations during the periods ended December 31, 2000. We anticipate incurring approximately the same amount of these expenses during the remainder of the current fiscal year.

          We also expect increases in certain expenses such as advertising through fiscal 2001 as the Company moves toward increasing development and marketing of our products.

Cost  of  Sales
---------------

          One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

          Cost of sales for the three and nine months ended December 31, 2000 was $117,883 and $348,114, respectively, versus $64,089 and $89,971 for the same period in 1999. The increase was due to the increase in the Company's sales for our current periods. Gross margins and product prices remained relatively constant during the year.

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

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Nine  Months  Ended  December  31,  2000.

          Cash flows used in operations were a negative $99,635 for the nine months ended December 31, 2000 versus cash used of $1,000 for the same period in 1999. Negative cash flows from operating activities were primarily attributable to the net loss from operations, prepayment of certain expenses, and related party payments.

          Cash flows generated from financing activities were $102,152 for the nine months ended December 31, 2000 versus $1,000 in the same period in 1999. The cash flows during the nine months ended December 31, 2000 were primarily attributable to $100,000 in net proceeds from a notes payable issued by the Company to an unrelated investor. The note bears simple interest of 7% per annum, is unsecured, and is due October 7, 2002. The Company's repayment terms include only paying interest at the end of the year with a balloon payment of the principle due at maturity. In accordance with the debt agreement, the investor also has the option to purchase 100,000 shares of the Company's common stock at $1.00 per share. Such option expires on the maturity date of the note, October 7, 2002.

          We have funded our cash needs from inception through December with a series of related party, debt, and equity transactions.

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

Item  2.  Changes  in  Securities
-------

During the period ended December 31, 2000, the Company retired 2,675,000 shares of its common stock that had previously been issued pursuant to its plan of reorganization in August 1999.

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

                                        PEOPLESWAY.COM,  INC.
                                        (Registrant)



Date:  February  12,  2001                 ________________________
                                        /S/Gene  Johnston
     Chief  Executive  Officer