Form 10KSB
period 2001-03-31
PEOPLESWAY COM INC
filed 2001-07-16
CIK 1101816

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2001

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


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X]  No[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State  issuer's  net  revenues  for  its  most  recent  fiscal  year:  $789,625

As of June 28, 2001 there were 12,932,969 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($.40) reported by brokers), held by non-affiliates was approximately $5,173,188. Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

Number  of  shares  of  common stock outstanding as of June 28, 2001: 12,932,969

Number  of  shares  of  preferred  stock  outstanding  as  of June 28, 2001: -0-












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

Recent  History
---------------

     Peoplesway, Inc., a closely-held North Carolina corporation incorporated in August 1999, was acquired by Prospector Energy, Inc. ("Prospector") in a reverse acquisition, as a wholly-owned subsidiary on September 1, 1999 in a stock for stock tax free exchange, whereby all outstanding shares of Peoplesway were exchanged for 12,500,000 shares of Prospector. At inception, Prospector was authorized to issue 30,000,000 shares of common voting stock, par value one cent ($0.01) per share. Pursuant to the acquisition of Peoplesway and resulting amendments to the articles of incorporation, the authorized shares of common stock increased to 100,000,000, the par value was changed to $.001, a 400 to 1 reverse split of Prospector's common stock was effected, resulting in 107,969 shares being issued and outstanding immediately prior to the acquisition, and the company changed its name to Peoplesway.com, Inc. Following the conversion of a convertible debenture, there was an additional 3,000,000 shares outstanding, for a total of 15,607,969 shares of common stock as of March 31, 2000. During November 2000, 2,675,000 of the shares from this convertible debenture were returned to the treasury and retired.

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

- Changed domicile from the State of Utah to the State of Nevada on September 24, 1999.

     Copies of the initial Articles of Incorporation, these amendments and the Bylaws are attached hereto and incorporated herein by reference to the Company's Form 10-SB filed with the Securities and Exchange Commission.

Internet  Commerce
------------------

     The Internet is a worldwide series of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the technological capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services. According to statistics reported by the Computer Industry Almanac, there are projected to be 145 million Internet users in the United States by the end of 2001, and nearly 27 million users in Canada by year-end. Of this number, approximately 25% purchase goods and services online, according to a December 1999 study by Scarborough Research.

     Historically, the Internet has been accessible principally through personal computers. Recently, several companies have announced "Web TV" products designed for attachment to television sets for the purpose of allowing access to the Internet without the need for a personal computer. Although these products do not permit the full range of functions provided by personal computers, they do permit many of the features of the Internet to be viewed on television sets. Management believes that the new Web TV products are expected to substantially increase the number of people who will shop online by accessing the Internet. Already, online purchases have increased dramatically in recent years.

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

Marketing  and  Advertising
---------------------------

     By leveraging the DRM sales force, we are simultaneously opening Internet Web sites and marketing the current Peoplesway product lines. Each independent contractor is encouraged by Peoplesway and DRM to open a sub-Web site at Peoplesway.com. For example, John Doe would have a site address of www.peoplesway.com/johndoe. John Doe will advertise his site and will receive a commission for each sale ordered on his site. John Doe's only responsibility is to advertise his site. Inventory, shipping, merchant accounts, payments and customer service will be handled by Peoplesway its subsidiaries and affiliates. It is envisioned that thousands of site owners will individually advertise to thousands of Internet shoppers to come and shop at their site. As of March 31, 2001, after nineteen months of operations, we have added 1,300 new members and have in excess of 630 sub websites.



Risk  Factors.
--------------

     Limited  Operating  History.

     We have had limited operations since our inception in 1980, and since becoming Peoplesway in September 1999. We have accumulated $332,873 in losses for our first nineteen months of operations as Peoplesway (September 1, 1999 through March 31, 2001), none of our operations have proven successful, and there is no assurance that we can profitably market our present products and services.

     Operating  Results.

     We had limited net revenues ($789,625) and substantial losses ($166,360) for the year ended March 31, 2001.

     The net loss shown for the period ending March 31, 2001 reflects certain expenses, which were borne by RMC Group, Inc., which shares office space with Peoplesway. All expenses paid by DRM and/or any of its subsidiaries are being booked as a Peoplesway expense and an inter-company payable is established with DRM and/or the appropriate subsidiary.

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

     Reliance  on  Existing  Management.

     Peoplesway's operations are primarily dependent upon the experience and expertise of Donald R. "Pete" Monroe, Chairman; Matthew M. Monroe, President; Eugene M. Johnston, CEO and Secretary/Treasurer; and Julie B. Jordan, Executive Producer. The loss of any of our management may have a material adverse effect on our present and contemplated business operations. Our success is also dependant upon our ability to attract and retain qualified management, administrative and sales personnel to support our anticipated future growth, of which there can be no assurance. Peoplesway does not carry key man insurance upon the lives of any of our directors or executive officers.

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

     Internet  and  Information  Systems

     We rely upon the accuracy and proper utilization of our Internet and information system to provide timely distribution services, manage our sales and track our customers' purchase and sale information. To manage our growth, we are continually evaluating the adequacy of our existing systems and procedures and continue to update and integrate critical functions. We anticipate that we will regularly need to make capital expenditures to upgrade and modify our Internet and information systems, including software and hardware, as we grow and the needs of our business changes. There can be no assurance that we will anticipate all of the demands which our expanding operations will place on our information system. The occurrence of a significant system failure or our failure to expand or successfully implement its systems could have a material adverse effect on our operations and financial results.

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

     NASD  OTC  Bulletin  Board  Quotations.

     Our common stock is currently quoted on the "Pink Sheets" of the National Quotations Bureau, LLC ("NQB"). This may further impede the development of an "established trading market" in our common stock, because the "Pink Sheets" market is not as accepted by most brokers/dealers in securities as the OTC Bulletin Board, and a broker/dealer must subscribe to the NQB's service. A market maker has recently filed with the NASD to reinstate quotations on the OTC Bulletin Board. We expect to have our common stock quoted on the OTC Bulletin Board within the next two months, however no assurance can be given that the NASD would allow the quotations of our common stock to be reinstated.

Item  2.  Properties

     Peoplesway maintains offices at 2969 Interstate Street, Charlotte, North Carolina. We share 1,900 square feet of office space and 2,600 square feet of warehouse space with RMC Group, Inc., to whom we pay $1,850 per month as a subtenant for one-third of the total space and utilities. The rent terms approximate fair market value within the local area. RMC Group, Inc. allows us to use its office equipment, including computers and related hardware. The primary system is an HP 9000 computer network operating on a Unix system. Currently RMC Group, Inc. leases this equipment. We believe that we currently have sufficient space and computer systems to carry on our operations for the foreseeable future. If RMC Group, Inc., was to terminate our sub-tenancy or use of office equipment and computer system, there is no assurance that we can continue as a going concern.

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



                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

 (a) Our common stock is currently quoted on the "Pink Sheets" of the National Quotations Bureau, LLC ("NQB"). This may further impede the development of an "established trading market" in our common stock, because the "Pink Sheets" market is not as accepted by most brokers/dealers in securities as the OTC Bulletin Board, and a broker/dealer must subscribe to the NQB's service. A market maker has recently filed with the NASD to reinstate quotations on the OTC Bulletin Board. We expect to have our common stock quoted on the OTC Bulletin Board within the next two months, however no assurance can be given that the NASD would allow the quotations of our common stock to be reinstated.

     The following quotations were provided by the National Quotation Bureau, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

     STOCK  QUOTATIONS*

      CLOSING  BID

Period:                  High        Low

4/1/99   to  6/30/99     $0.10     $0.10
7/1/99   to  9/30/99     $0.10     $0.10
10/1/99  to  12/30/99    $5.38     $0.10
1/1/00   to  3/31/00     $5.36     $2.50
4/1/00   to  6/30/00     $3.00     $0.50
7/1/00   to  9/30/00     $3.00     $0.51
10/1/00  to  12/30/00    $1.75     $0.25
1/1/01   to  3/31/01     $0.25     $0.25

* Peoplesway's common stock had not traded before the first calendar quarter of 1999 for over ten years.

(b)  Holders.

     The number of record holders of Peoplesway's securities as of the date of this report is approximately 267.

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

Item  6.  Management's  Discussion  and  Analysis

Selected  Financial  Data
-------------------------

For  the  year  ended  March 31, 2001 and the seven months ended March 31, 2000.

                                         2001          2000
                                         ----          ----

     Net  Revenues                      $789,625     $316,040

     Net  Loss                          (166,360)    (166,513)
     Net  Loss  per  Common  Share          (.01)        (.02)
     Weighted  Average  Common
      Shares  Outstanding             14,939,219    9,724,010


At  March  31,  2001  and  2000

                                         2001          2000
                                         ----          ----

     Total  Assets                      $173,329     $102,366
     Working  Capital  Deficit          (158,941)    (149,906)
     Shareholders'  Deficit             (273,941)    (149,906)

No  dividends  have  been  declared  or  paid  during  the  period  presented.

Results  of  Operations
-----------------------

For  the  Year  Ended  March 31, 2001 and the Seven Months Ended March 31, 2000.

Sales

Net revenues for the year ended March 31, 2001 were $789,625 on retail sales of $1,029,074 versus $316,040 in net revenues for the period ended March 31, 2000 on retail sales of $408,395, an increase of $473,585 or 150%. Retail sales consisted of product sales, monthly service fees and business aid sales. We reduce retail sales by wholesale distributor allowances in the determination of net revenues. Net revenues are the amount actually paid to the Company.

Other revenues include membership fees, handling fees and web hosting revenue. Other revenue increased to $103,660 from $30,164 in the comparable period in 2000. This was primarily attributable to an increase in the number of orders shipped as the result of increased sales and our participation in web hosting revenue.

We plan to accelerate growth of sales in fiscal 2002 by increasing expenditures on marketing, establishing more sub websites and strategic relationships and growing public awareness of services.

Income  /  Loss

Net loss for the year ended March 31, 2001 was $166,360 as compared to a net loss of $166,513 in the comparable period in 2000. We recognized an increase of gross profit of $262,034 for the year ended March 31, 2001 offset by an increase of $212,633 in expenses as detailed below and an increase of $49,428 in interest expense in connection with the three note payables incurred during the year.

The Company expects to continue to incur losses at least through fiscal 2002 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses for the year ended March 31, 2001 were $480,353 versus $267,720 in the comparable period in 2000. The following increases in expenses were noted during the year ended March 31, 2001:
     Automobile expenses increased $11,019 due to employee travel reimbursements made during the year.
     Furniture and equipment rental increased $40,353 due primarily to new computer and office equipment used during the year.
     Salaries and subcontract labor increased a total of $129,244 due to additional staff hired to administer our operations and market our products and services.
     Interest expense increased $49,248 in connection with the notes payable issued to three investors during the year ended March 31, 2000.

 We anticipate incurring approximately the same amount of these expenses during fiscal 2002, except for the $45,000 in interest from the stock options issued in connection with the three notes payable, which was a one time charge for 2001.

     We expect increases in certain expenses such as advertising through fiscal 2002 as the Company moves toward increasing development and marketing of our products and services.

Cost  of  Sales

One of the largest factors in the variations in the cost of sales as a percentage of net sales is the cost of products.

Cost of sales for the period ended March 31, 2001 was $426,384 versus $214,833 in the comparable period in 2000. The increase was primarily attributable to an increase in sales for the year. Gross margins and product prices remained relatively constant during the year.

Retail sales and net revenue for the period do not include sales of a cooperative advertising campaign (Peoplesway Giveaway Certificates) that was offered to new web site owners. Approximately $209,215 in net revenues and $105,110 in related prepaid expenses from these sales are included on the balance sheet as deferred revenue and prepaid expenses, respectively, in the March 31, 2001 balance sheet. The certificates are valid one-year from the time of purchase and expire at various times throughout March 31, 2002. As the certificates are redeemed with an order by customers or expire, the sales will be included in revenues for that period. There are certain commission expenses on these sales that are also reflected on the balance sheet under prepaid expenses. This expense will also be recorded on the income statement in the period that the certificates are redeemed or expire. Since this was a new product announcement, a large number of the then current web site owners placed orders for the Peoplesway Giveaway Certificates and therefore these sales for the period were a much larger percentage than we expect in the future. Had all the income and expense of these sales been included in income for the period, our loss would have been approximately $(62,255).

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

Liquidity  and  Capital  Resources
----------------------------------

For  the  Year  Ended  March 31, 2001 and the Seven Months Ended March 31, 2000.

Cash flows used in operations were a negative $114,913 for the year ended March 31, 2001 versus $36,653 in the comparable period in 2000. Negative cash flows from operating activities were primarily attributable to the net loss from operations and an increase in amounts due from related parties that were $166,360 and $53,631, respectively. In addition, the amount presented for 2000 include $196,850 in positive cash flows in connection with the commencement of the cooperative advertising campaign (Peoplesway Giveaway Certificates) in which many existing members participated.

Cash flows generated from financing activities were $131,990 for the year ended March 31, 2001 versus $37,289 in the comparable period in 2000. The increase was primarily attributable to proceeds from three notes payable issued during the year. We issued three promissory notes to three unrelated investors in exchange for $115,000. The notes bear interest at 7% per annum and principal and accrued interest is due in the form balloon payments at various times through January 2003. In addition, in connection with the issuance of the notes, we issued options on our common stock that allow the investors to purchase 115,000 shares our common stock at $1.00 per share. The options also expire at various times throughout January 2003. We recognized $45,000 in interest expense for the year, which represented the estimated fair value for the options at the time of issuance using the Black-Scholes option-pricing model.

We have funded our cash needs from inception through March 31, 2001 with a series of related party, debt and equity transactions.

We will substantially rely on the existence of revenue from the product sales and from the projected revenues of www.Peoplesway.com. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of www.Peoplesway.com fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the second half of fiscal 2002 will significantly affect the cash position of the Company and move the us toward a position where the raising of additional funds through equity or debt financing will be necessary.

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

Item  7.  Financial  Statements

                                    CONTENTS
===============================================================
INDEPENDENT  AUDITORS'  REPORT

INDEPENDENT  AUDITORS'  REPORT  (MARCH  31,  2000)

BALANCE  SHEET

STATEMENTS  OF  OPERATIONS

STATEMENT  OF  STOCKHOLDERS'  DEFICIT

STATEMENTS  OF  CASH  FLOWS

NOTES  TO  FINANCIAL  STATEMENTS
===============================================================






[LETTERHEAD  OF  PERRELLA  &  ASSOCIATES,  P.A.]



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To  the  Board  of  Directors  and  Stockholders
Peoplesway.com,  Inc.
Charlotte,  North  Carolina

We have audited the accompanying balance sheet of Peoplesway.com, Inc. as of March 31, 2001 and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoplesway.com, Inc. as of March 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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



Perrella  &  Associates,  P.A.
Pompano  Beach,  Florida
June  21,  2001


[LETTERHEAD  OF  MICHAEL  J.  BONGIOVANNI,  P.A.]



                INDEPENDENT ACCOUNTANTS' REPORT (MARCH 31, 2000)
                ------------------------------------------------

To  the  Board  of  Directors  and  Stockholders
Peoplesway.com,  Inc.
Charlotte,  North  Carolina

We have audited the accompanying statements of operations, stockholders' deficit, and cash flows for the period from September 1, 1999 (date of reorganization) through March 31, 2000 of Peoplesway.com, Inc. (FKA Prospector Energy, Inc.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Peoplesway.com, Inc. for the period from September 1, 1999 (date of reorganization) through March 31, 2000 in conformity with generally accepted accounting principles.

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



Michael  J.  Bongiovanni,  C.P.A.
Charlotte,  North  Carolina
May  9,  2000


                              PEOPLESWAY.COM, INC.
                                  BALANCE SHEET
                               AS OF MARCH 31,2001

                                     ASSETS
                                     ------


CURRENT ASSETS:
--------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $   1,392
Due from related parties . . . . . . . . . . . . . . . . . . .     53,631
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .    105,110
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .    160,133
                                                                ----------

FIXED ASSETS:
--------------------------------------------------------------
Furniture and office equipment . . . . . . . . . . . . . . . .     16,321
Accumulated depreciation . . . . . . . . . . . . . . . . . . .     (3,125)
NET FIXED ASSETS . . . . . . . . . . . . . . . . . . . . . . .     13,196
                                                                ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $ 173,329
                                                                ----------

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------

CURRENT LIABILITIES:
--------------------------------------------------------------
Accounts payable and accrued expenses. . . . . . . . . . . . .  $  48,267
Excess of outstanding checks over bank balance . . . . . . . .     10,894
Deferred revenue - prepaid certificate . . . . . . . . . . . .    209,215
Due to related parties . . . . . . . . . . . . . . . . . . . .     56,894
Note payable - stockholder . . . . . . . . . . . . . . . . . .      7,000
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .    332,270
                                                                ----------

LONG TERM LIABILITIES:
--------------------------------------------------------------
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .    115,000
TOTAL LONG TERM LIABILITIES. . . . . . . . . . . . . . . . . .    115,000
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .    447,270
                                                                ----------

STOCKHOLDERS' DEFICIT:
--------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
12,932,969 issued and outstanding at  March 31, 2001). . . . .     12,932
Additional paid-in-capital . . . . . . . . . . . . . . . . . .     46,000
Retained deficit . . . . . . . . . . . . . . . . . . . . . . .   (332,873)
TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . .   (273,941)
                                                                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .  $ 173,329
                                                                ----------


    The accompanying notes are an integral part of these financial statements


                              PEOPLESWAY.COM, INC.
                            STATEMENTS OF OPERATIONS
   FOR THE YEAR ENDED MARCH 31, 2001 AND THE SEVEN MONTHS ENDED MARCH 31, 2000


                                                 2001         2000*
REVENUES AND RELATED COSTS:
-------------------------------------------
Retail sales. . . . . . . . . . . . . . . .  $ 1,029,074   $  492,759
Less: Distributor allowances on
product purchases . . . . . . . . . . . . .     (343,109)    (206,883)
                                                 685,965      285,876
                                             ------------  -----------
Other revenue . . . . . . . . . . . . . . .      103,660       30,164
NET REVENUES. . . . . . . . . . . . . . . .      789,625      316,040
                                             ------------  -----------
COST OF RETAIL SALES. . . . . . . . . . . .     (426,384)    (214,833)
GROSS PROFIT. . . . . . . . . . . . . . . .      363,241      101,207
                                             ------------  -----------

EXPENSES:
-------------------------------------------
Advertising . . . . . . . . . . . . . . . .        1,115        1,138
Auto. . . . . . . . . . . . . . . . . . . .       11,019          -0-
Depreciation. . . . . . . . . . . . . . . .        3,125          -0-
Furniture & equipment rental. . . . . . . .       40,353          -0-
Insurance . . . . . . . . . . . . . . . . .       15,679       23,804
Legal & professional. . . . . . . . . . . .       39,167       20,874
Licenses & fees . . . . . . . . . . . . . .          250        5,245
Management fees . . . . . . . . . . . . . .       15,848        7,877
Office expenses and supplies. . . . . . . .       24,957       21,104
Rent. . . . . . . . . . . . . . . . . . . .       47,634       46,605
Repairs & maintenance . . . . . . . . . . .        3,252        2,597
Salaries and related expenses . . . . . . .       89,260       16,923
Subcontract labor . . . . . . . . . . . . .      137,285       80,378
Telephone . . . . . . . . . . . . . . . . .       31,770       24,438
Travel, entertainment and promotion . . . .        8,702       10,787
Utilities . . . . . . . . . . . . . . . . .       10,937        5,950
TOTAL EXPENSES. . . . . . . . . . . . . . .      480,353      267,720
                                             ------------  -----------
OPERATING LOSS. . . . . . . . . . . . . . .     (117,112)    (166,513)
                                             ------------  -----------

OTHER EXPENSES:
-------------------------------------------
Interest expense. . . . . . . . . . . . . .      (49,248)         -0-
NET LOSS. . . . . . . . . . . . . . . . . .  $  (166,360)  $ (166,513)
                                             ------------  -----------

  Net loss per share -
  basic and fully diluted . . . . . . . . .  $     (0.01)  $    (0.02)
                                             ===========   ===========
  Weighted average shares . . . . . . . . .   14,939,219    9,724,401
                                             ============  ===========
*Date of reorganization was August 25, 1999


    The accompanying notes are an integral part of these financial statements


                                  PEOPLESWAY.COM, INC.
                           STATEMENT OF STOCKHOLDERS' DEFICIT
      FOR THE YEAR ENDED MARCH 31, 2001 AND THE SEVEN MONTHS ENDED MARCH 31, 2000

                                              Common     Common  Additional
                                              Shares     Stock     Paid-in     Retained
                                              (000's)      $       Capital      Deficit
Balances, September 1, 1999* . . . . . . . .      -0-   $    -0-   $    -0-  $     -0-

Retroactive restatement
(recapitalization) of equity due
to reverse acquisition of public
shell and related 1 for 400 reverse
stock split. . . . . . . . . . . . . . . . .   15,607     15,607        -0-        -0-

Initial capital contribution . . . . . . . .      -0-        -0-      1,000        -0-

Net loss for the seven months
ended March 31, 2000 . . . . . . . . . . . .      -0-        -0-        -0-   (166,513)

Balances, March 31, 2000 . . . . . . . . . .   15,607     15,607      1,000   (166,513)

Retirement of common stock . . . . . . . . .   (2,675)    (2,675)       -0-        -0-

Issuance of common stock options . . . . . .      -0-        -0-     45,000        -0-

Net loss for the year. . . . . . . . . . . .      -0-        -0-        -0-   (166,360)

Balances, March 31, 2001 . . . . . . . . . .   12,932   $ 12,932   $ 46,000  $(332,873)

*Date of reorganization was August 25, 1999







    The accompanying notes are an integral part of these financial statements



                              PEOPLESWAY.COM, INC.
                            STATEMENTS OF CASH FLOWS
   FOR THE YEAR ENDED MARCH 31, 2001 AND THE SEVEN MONTHS ENDED MARCH 31, 2000


                                                       2001       2000*
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------
  Net loss . . . . . . . . . . . . . . . . . . . .  $(166,360)  $(166,513)
  Adjustments to reconcile net loss to net cash
used in operating activities:
Retroactive recapitalization of equity due to
 reverse acquisition of public shell and related
 retirement of common shares . . . . . . . . . . .     (2,675)     15,607
Depreciation . . . . . . . . . . . . . . . . . . .      3,125         -0-
Issuance of common stock options . . . . . . . . .     45,000         -0-
(Increase) in prepaid expenses . . . . . . . . . .     (3,380)   (101,730)
Increase in accounts payable and accrued expenses.     45,369      13,512
Increase in deferred revenue - prepaid certificate     12,365     196,850
Increase in outstanding checks over bank balance .      5,274       5,621
(Increase) in due from related parties . . . . . .    (53,631)        -0-
NET CASH USED BY OPERATING ACTIVITIES. . . . . . .   (114,913)    (36,653)
                                                    ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
--------------------------------------------------
Expenditures for furniture and office equipment. .    (16,321)        -0-
NET CASH USED IN INVESTING ACTIVITIES. . . . . . .    (16,321)        -0-
                                                    ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------
Proceeds from initial capital contribution . . . .        -0-       1,000
Proceeds from notes payable. . . . . . . . . . . .    115,000         -0-
Proceeds from stockholder loan . . . . . . . . . .        -0-       7,000
Proceeds from related parties. . . . . . . . . . .     16,990      29,289
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . .    131,990      37,289

NET INCREASE IN CASH
AND CASH EQUIVALENTS . . . . . . . . . . . . . . .        756         636

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD. . . . . . . . . . . . . .        636           0

END OF THE YEAR. . . . . . . . . . . . . . . . . .  $   1,392   $     636

*Date of reorganization was August 25, 1999





    The accompanying notes are an integral part of these financial statements


                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2001 and 2000

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Business  and  Basis  of  Presentation  - Peoplesway.com, Inc. (the Company) was
--------------------------------------
organized under the laws of the State of North Carolina on August 25, 1999. On September 1, 1999, Peoplesway.com, Inc. legally amended its Articles of Incorporation to effect a name change from Prospector Energy, Inc. and commenced operations as of that date simultaneously with its reverse acquisition. On September 1, 1999, the Company acquired 100% of the outstanding common stock of Prospector Energy, Inc. The transaction was accounted for as a reverse merger in accordance with Accounting Principles Board Opinion No. 16 wherein the stockholders of Peoplesway.com, Inc. retained the majority of the outstanding common stock of the Company after the merger. Peoplesway.com, Inc. had no prior operating history for several years while functioning under its former name of Prospector Energy, Inc.

The Company provides E-commerce Internet web sites for sale of its products, primarily cosmetics, beauty products, health supplements, jewelry, specialty items and flowers, to customers across the world. The majority of its customers are in the United States of America and Canada.

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

Management's  Use  of  Estimates  -  The  preparation of financial statements in
--------------------------------
conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue  Recognition-  Revenue  is  recognized  when  the  products are shipped.
--------------------
Internet related service revenue is recorded when earned, which is after completion of web site set-up or appropriate service. All revenue transactions are reviewed for credit worthiness prior to commencement of the revenue process.

                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2001 and 2000
                   ===========================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT')
-------------------------------------------------------------------

Web  Site  Research  and Development - All costs incurred during the application
------------------------------------
development stage of web site research and development are capitalized. All training and application maintenance costs incurred during the post implementation (operation stage) are expensed. GJGene JohnstonThis is where we changed this statement 4/12/00.All upgrades and enhancements incurred during the post implementation (operations stage) are capitalized.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards
---------------------------
Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements.

Advertising Costs - Advertising costs are expensed as incurred. The Company does
-----------------
not incur any direct-response advertising costs. Advertising expense totaled $1,115 and $1,138 for the years ended March 31, 2001 and 2000, respectively.

Capitalized  Software  Costs  -  Software  development  costs are required to be
----------------------------
capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of its products and general release has substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

Net  Loss  per  Common Share - Statement of Financial Accounting Standard (SFAS)
----------------------------
No.128 requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Income  Taxes  -  Income  taxes  are  provided  in  accordance with Statement of
-------------
Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2001 and 2000
                   ===========================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT')
-------------------------------------------------------------------

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, some portion or all of the deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair  Value  of  Financial  Instruments  -  The carrying amounts reported in the
---------------------------------------
balance sheet for cash, accounts payable and debt approximate fair value based on the short-term maturity of these instruments.

Impairment  of  long-lived  assets - The Company evaluates the recoverability of
----------------------------------
its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

NOTE  B  -  RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------------------

In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company has adopted. The Statement, deferred by SFAS No. 137 is effective for fiscal years beginning after June 15, 2001 and establishes standards for accounting and reporting for derivative instruments and hedging activities. Statement of Financial Accounting Standards No.133 does not have an impact on its financial statements because the Company does not currently hold any derivative instruments.

NOTE  C  -  GOING  CONCERN
--------------------------

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations to date. It experienced a loss of $166,360 and $166,513 during 2001 and 2000, respectively, and had a net deficiency in equity of $273,941 and a net working capital deficit of $172,137 as of March 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to increase sales in an effort to generate positive cash flow. Additionally, the Company must continue to rely upon advances and loans from related parties and investors in order to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2001 and 2000
                   ===========================================

NOTE  D  -  SUPPLEMENTAL  CASH  FLOW  INFORMATION
-------------------------------------------------

Supplemental disclosures of cash flow information for the years ended March 31, 2001 and 2000 are summarized as follows:

Cash  paid  during  the  period  for  interest  and  income  taxes:

                                             2001          2000
                                             ----          ----
          Income  Taxes                    $   --            --
          Interest                         $  667            --

NOTE  E  -  INCOME  TAXES
-------------------------

Due to the operating loss and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the years ended March 31, 2001 and 2000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2001 is as follows:

     Total  deferred  tax  assets               $  109,391
     Valuation  allowance                         (109,391)
                                                -----------

     Net  deferred  tax  asset                  $        --
                                                ===========

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended March 31, 2001 and 2000 is as follows:

                                                              2001         2000
                                                              ----         ----
     Income  tax  computed  at the federal statutory rate      34%          34%
     State  income  taxes,  net  of  federal  tax  benefit      4%           4%
     Valuation  allowance                                     (38%)        (38%)
                                                              -----        ----
     Total  deferred  tax  asset                                0%           0%
                                                              =====       =====


                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2001 and 2000
                   ===========================================

NOTE  E  -  INCOME  TAXES  (CONT.)
----------------------------------

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $67,391 in 2001.

As of March 31, 2001, the Company had federal and state net operating loss carry-forwards in the amount of $287,873, which expire at various times through the year 2016.

NOTE  F  -  STOCKHOLDER  LOANS  PAYABLE
---------------------------------------

During the year ended March 31, 2000, the Company borrowed $7,000 in working capital debt financing from one of the Company's officers. The entire balance is payable on demand with interest at a rate of 8% per annum. Accrued interest through March 31, 2001 has been waived by the officer and effects of imputed interest are not material to the financial statements taken as a whole.

NOTE  G  -  RELATED  PARTY  TRANSACTIONS,  DEPENDENCY  AND CONCENTRATION OF RISK
--------------------------------------------------------------------------------

The Company contracted with a company related through common ownership whereby the related party holding company and its subsidiaries utilize the Company as its exclusive Internet sales and marketing agent. The related party company pays all of the Company's employees, with the exception of the executive officers. In addition, the related party company pays the majority of the Company's subcontractors. The Company markets the related parties' product lines and maintains the web sites of site owners within their network of customers. In exchange, the related parties provide warehouse space, office space, customer service, warehouse and management personnel, supplies and other items necessary to provide this service.

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

The composition of amounts due to/from related parties in the accompanying Balance Sheet at March 31, 2001 is as follows:


                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2001 and 2000
                   ===========================================

NOTE  G  -  RELATED  PARTY  TRANSACTIONS,  DEPENDENCY  AND CONCENTRATION OF RISK
--------------------------------------------------------------------------------
(CONT.)

Due  from  related  party  holding  company                          $  32,227
Due  from  related  party  holding  company's  subsidiary  (#1)         21,404
Due  to  related  party  holding  company's  subsidiary  (#2)          (25,163)
Due  to  party  related  through  common  directorship                 (16,423)
Due  to  other  related  parties                                       (15,308)

Included in the accompanying Statement of Operations are sales to the customers of the related parties of $666,482 and related party expenses of $637,783.

NOTE  I  -  DEFERRED  REVENUE  AND  RELATED  PREPAID  EXPENSES
--------------------------------------------------------------

The Company provides promotional product redemption certificates for future customer purchases. These certificates are provided to customers that sign up as members to the website. The value of these certificates is recorded as deferred revenue and the related commission expense as prepaid expenses. Revenues and related expenses are recorded when redeemed or upon expiration.

Both amounts are presented as "current" in the Balance Sheet because, in management's estimation, revenue is expected to be earned and expenses are expected to be incurred in the upcoming operating cycle. Included in the accompanying Balance Sheet is deferred revenue of $209,215 and related prepaid expenses of $105,110 at March 31, 2001.

NOTE  J  -  NOTES  PAYABLE
--------------------------
Notes  payable  at  March  31,  2001  consist  of  the  following:

Unsecured  note  payable  to  unrelated  investor
bearing  7%  interest.  Balloon  payment  of  principal
and  interest  due  October  2002.                         $100,000

Unsecured  note  payable  to  unrelated  investor
bearing  7%  interest.  Balloon  payment  of  principal
and  interest  due  October  2002.                         $ 10,000

Unsecured  note  payable  to  unrelated  investor
bearing  7%  interest.  Balloon  payment  of  principal
and  interest  due  October  2002.                         $  5,000
                                                           ----------
     TOTAL                                   $115,000
      Less:  current  portion                              $     -0-
                                                           ----------
      Long-term  portion                                   $115,000
                                                            ========


                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2001 and 2000

NOTE  K  -  STOCK  OPTIONS
--------------------------

In October 2000, the Company issued stock options to the three investors that had executed the three notes payable. The stock options vested immediately. The options allow the investors to purchase 115,000 shares of the Company's stock at $1.00 per share. The options expire at various times through January 2003. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options. The Company recorded an expense of $45,000, equal to the estimated fair value of the options at the date of grant. The fair market value was calculated using the Black-Scholes options pricing model, assuming 5.83% risk-free interest, 0% dividend yield, 60% volatility, and a 2.25-year expected life.

NOTE  L  -  SEGMENT  REPORTING
------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2001 and 2000.

NOTE  M  -  EQUITY
------------------

In connection with its plan of reorganization on September 1, 1999 as described in Note A, the Company issued 12,500,000 shares of its common stock for all of the issued and outstanding shares of Peoplesway.com, Inc. The Company simultaneously changed its name to Peoplesway.com, increased the par value of its common stock to $.001 and effected a 1 for 400 reverse common stock split on the existing outstanding shares.

During the year ended March 31, 2001, the Company also retired 2,675,000 shares of its common stock that had been issued in connection with a proposed convertible debenture at the time of reorganization.


Item 8. Changes with and Disagreements With Accountants on Accounting and Financial Disclosure

During the year ended March 31, 2001 the Company's independent auditors, Michael
J. Bongiovanni, P.A. declined to stand for re-election. Michael J. Bongiovanni had issued a report dated May 9, 2000 that was modified as to the uncertainty of the Company's ability to continue as a going concern.

There were never any disagreements with Michael J. Bongiovanni, P.A. on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to satisfaction of the auditor, would have caused them to make reference to the subject matter of the disagreement in connection with the audit report.

The decision to change to Perrella & Associates, P.A. for the audit of the March 31, 2001 financial statements was approved by the Board of Directors.

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




Name . . . . . . . . . . . .  Age  Position   Date Position Commenced
----------------------------  ---  ----------------------------------

Donald R. "Pete" Monroe. . .   56  Chairman                             8/99

Matthew M. Monroe. . . . . .   31  President & Director                 8/99

Eugene M. Johnston . . . . .   37  CEO, Secretary/Treasurer & Director  8/99

Julie B. Jordan. . . . . . .   41  Executive Producer                  10/99



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

1966-1970     United  States  Department  of  Defense,  Mathematician and System
Programmer  for  Naval  Weapons  Laboratory,  Dahlgren,  Virginia

1970-1972     Private  Business, Independent Distributor, Direct Sales Industry,
Virginia  &  Alabama

1972-1973     GWT  Enterprises,  Vice President, Direct Sales Industry, Orlando,
Florida

1973-1978     Koscot,  Inc.,  President, Direct Sales Industry, Orlando, Florida

1978-Today     DRM, Inc. and subsidiaries: WeCare Distributors, Inc., RMC Group,
Inc.,
RMC Group Canada, Ltd., KAM Marketing, LLC, Owner/Chairman, direct Sales Industry, Charlotte, North Carolina

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


Family  Relationships

     The following table details the family relationships among our directors and officers.



Name. . . . . . . . . . . . . . . . . .  Position   Relationships
---------------------------------------  ---------  ----------------------------------

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




Item  10.  Executive  Compensation

None of our directors or officers have received any compensation from Peoplesway, including salary, stock, stock options, or otherwise, and no compensation is accruing. There are no arrangements or agreements for employment, compensation, or change in control that exist with the Peoplesway for either our officers or directors. Our officers and directors are presently compensated by DRM and/or RMC Group, Inc., at the same levels at which they were compensated prior to the formation of Peoplesway, and it is anticipated that this arrangement will continue for the foreseeable future. Presently, our only paid executive employee is Julie B. Jordan, Executive Producer, who receives a salary of $20,000 per year. There is one other office administrative employee. All other individuals who provide services for Peoplesway are either additional employees of DRM and/or RMC Group, Inc., which are paid directly by those companies, or Peoplesway's independent contractors, and it is anticipated that this arrangement will continue for the foreseeable future.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     (a)  Security  Ownership  of  Certain  Beneficial  Owners

   The following Table sets forth the shares held by those persons who own more than five percent of Peoplesway's common stock as of March 31, 2001, based upon 12,932,969 shares outstanding.




                            Name and address of
Title of Class . . . . . .  beneficial owner         Number of shares   Percent of class
--------------------------  -----------------------  -----------------------------------


Common . . . . . . . . . .  Donald R. "Pete" Monroe  12,350,000          95.5%
                            2969 Interstate Street
                            Charlotte, NC  28208





(b)  Security  Ownership  of  Management

     The following table sets forth the shares held by Peoplesway directors and officers as of March 31, 2001.




                            Name and address of
Title of Class . . . . . .  beneficial owner         Number of shares   Percent of class
--------------------------  -----------------------  -----------------------------------


Common . . . . . . . . . .  Donald R. "Pete" Monroe  12,350,000         95.5%
                            2969 Interstate Street
                            Charlotte, NC  28208

Common . . . . . . . . . .  Matthew M. Monroe                 0            0%
                            2969 Interstate Street
                            Charlotte, NC  28208

Common . . . . . . . . . .  Eugene M. Johnston                0            0%
                            2969 Interstate Street
                            Charlotte, NC  28208



     Ownership  of  shares  by  directors and officers of Peoplesway as a group:
95.5%

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











Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a)  Financial  Statements
1.  The  following  financial  statements of Peoplesway are included in Part II,
Item  7:
Independent  Auditors'  Report                         19-20
Balance  Sheet  -  March  31,  2001                    21
Statements  of  Operations  -  Years  Ended
     March  31,  2001  and  2000                       22
Statements  of  Cash  Flows  -  Years  Ended
     March  31,  2001  and  2000                       23
Statements  of  Stockholders'  Equity  -  Years  Ended
     March  31,  2001  and  2000                       24
Notes  to  Financial  Statements                       25-31

          2.  Exhibits
3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 1 of Form 10-SB as amended filed November 2000.

10.1. Agreement between the Company and DRM and its subsidiaries, dated August 31, 1999.

23.  Consent  of  Auditors

(b)  Reports  on  Form  8-K
1. A Form 8-K was filed on February 23, 2001 to announce the cessation of Michael J. Bongiovanni, P.A. as the Company's independent accountants.
2. A Form 8-K was filed on June 21, 2001 to announce the engagement of Perrella and Associates, P.A. as the Company's new independent accountants.









                             SIGNATURE PAGE FOLLOWS
                             ----------------------





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        PEOPLESWAY.COM,  INC.

Date:  July  6,  2001                   By:  /s/  Eugene  M.  Johnston
                                        --------------------------
                                        Eugene  M.  Johnston
                                        CEO,  Secretary/Treasurer  and  Director

Date:  July  6,  2001                   By:  /s/  Matthew  M.  Monroe
                                        -------------------------
                                        Matthew  M.  Monroe
                                        President  and  Director

Date:  July  6,  2001                   By:  /s/  Donald  R  Monroe
                                        -----------------------
                                        Donald  R.  Monroe
                                        Chairman  of  the  Board