Form 10QSB
period 2001-06-30
PEOPLESWAY COM INC
filed 2001-08-14
CIK 1101816

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
August  12,  2001:  12,932,969















                                       PEOPLESWAY.COM, INC.
                                          BALANCE SHEETS
                              AS OF JUNE 30, 2001 AND MARCH 31,2001
                                              (Unaudited)
                                                                 June 30, 2001    March 31, 2001
ASSETS
--------------------------------------------------------------

CURRENT ASSETS:
--------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $       13,718   $         1,392
Due from related parties . . . . . . . . . . . . . . . . . . .          61,118            53,631
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .         105,476           105,110
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .         180,312           160,133
                                                                ---------------  ----------------

FIXED ASSETS:
--------------------------------------------------------------
Furniture and office equipment . . . . . . . . . . . . . . . .          16,321            16,321
Accumulated depreciation . . . . . . . . . . . . . . . . . . .          (3,525)           (3,125)
NET FIXED ASSETS . . . . . . . . . . . . . . . . . . . . . . .          12,796            13,196
                                                                                 ----------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $      193,108   $       173,329
                                                                ---------------  ----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------

CURRENT LIABILITIES:
--------------------------------------------------------------
Accounts payable and accrued expenses. . . . . . . . . . . . .  $       58,172   $        48,267
Excess of outstanding checks over bank balance . . . . . . . .          10,894            10,894
Deferred revenue - prepaid certificate . . . . . . . . . . . .         210,223           209,215
Due to related parties . . . . . . . . . . . . . . . . . . . .          35,441            56,894
Note payable - stockholder . . . . . . . . . . . . . . . . . .           7,000             7,000
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .         321,730           332,270
                                                               ---------------   ----------------

LONG TERM LIABILITIES:
--------------------------------------------------------------
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .         136,200           115,000
TOTAL LONG TERM LIABILITIES. . . . . . . . . . . . . . . . . .         136,200           115,000
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .         457,930           447,270
                                                                ---------------  ----------------

STOCKHOLDERS' DEFICIT:
--------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
 12,932,969 issued and outstanding at  March 31, 2001) . . . .          12,932            12,932
Additional paid-in-capital . . . . . . . . . . . . . . . . . .          46,000            46,000
Retained deficit . . . . . . . . . . . . . . . . . . . . . . .        (323,754)         (332,873)
TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . .        (264,822)         (273,941)
                                                                ---------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .  $      193,108   $       173,329
                                                                ---------------  ----------------





                              PEOPLESWAY.COM, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


                                          2001          2000

REVENUES AND RELATED COSTS:
------------------------------------
Retail sales . . . . . . . . . . . .  $   162,124   $   174,829
Less: Distributor allowances on
product purchases. . . . . . . . . .      (33,642)      (52,449)
                                          128,482       122,380
                                      ------------  ------------
Other revenue. . . . . . . . . . . .        3,487        28,636
NET REVENUES . . . . . . . . . . . .      131,969       151,016
                                      ------------  ------------
COST OF RETAIL SALES . . . . . . . .      (49,194)     (100,380)
GROSS PROFIT . . . . . . . . . . . .       82,775        50,636
                                      ------------  ------------

EXPENSES:
------------------------------------
Selling, general and administrative.       72,308       107,938
TOTAL EXPENSES . . . . . . . . . . .       72,308       107,938
OPERATING INCOME (LOSS). . . . . . .       10,467       (57,302)
                                      ------------  ------------

OTHER EXPENSES:
------------------------------------
Interest expense . . . . . . . . . .       (2,244)          -0-
NET INCOME (LOSS). . . . . . . . . .  $     8,223   $   (57,302)
                                      ------------  ------------

  Net income (loss) per share -
  basic and fully diluted. . . . . .  $        **   $        **
  Weighted average shares. . . . . .   12,932,969    15,607,969
                                      ============  ============



**  Less  than  $.01
--------------------



















                                            PEOPLESWAY.COM, INC.
                                          STATEMENTS OF CASH FLOWS
                             FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000



                                                                                         2001       2000

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------------------------------------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,223   $(57,302)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       400        -0-
(Increase) in prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (366)    (3,270)
Increase in accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .     9,905     18,435
Increase in deferred revenue - prepaid certificate. . . . . . . . . . . . . . . . . .     1,008     11,025
(Increase) decrease in due from related parties . . . . . . . . . . . . . . . . . . .    (7,487)    28,419
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . . . . . . . . . . . . . . .    11,683     (2,693)
                                                                                       ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------------------------------------------
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21,200      2,152
Proceeds from / repayments to related parties . . . . . . . . . . . . . . . . . . . .   (20,557)       -0-
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . .       643      2,152

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . .    12,326       (541)

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,392        636
                                                                                    ------------  ---------
END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 13,718   $     95
                                                                                    ============  =========











                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                              PEOPLESWAY.COM, INC.
                            June 30, 2001 (UNAUDITED)


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

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2001 (unaudited) and March 31, 2001, the results of operations for the three months ended June 30, 2001 and 2000, and cash flows for the three months ended June 30, 2001 and 2000. The results for the three months ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002.



NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE
----------------------------------------

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

                                     Three             Three
                                     Months  Ended     Months  Ended
BASIC  &  FULLY  DILUTED             June  30,  2001   June  30,  2000
--------------------------          ----------------------------------

Net  income  (loss)                  $    8,223         $  (57,302)

Less-  preferred  stock  dividends           -0-               -0-
                                     ---------------------------------

Net  income  (loss)                  $    8,223         $  (57,302)

Weighted  average  number
Of  common  shares                   12,932,969         15,607,969
                                     ---------------------------------

Basic&  Fully  Diluted
Income  (loss)  per  share           $       **         $       **
                                     ==============    ===============

**  Less  than  $0.01






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

Internet  Security
------------------

     One of the largest barriers to a potential customer's willingness to conduct commerce over the Internet is the perceived ability of unauthorized persons to access and use personal information about the user, such as credit card account numbers, social security numbers and bank account information. Concerns about the security of the Internet include the authenticity of the user (i.e., is the user accurately identified), verification and certification methods of who these users are, and privacy protection for access to private information transmitted over the Internet. However, recent advances in this area have greatly reduced the possibility of such unauthorized access or use. Peoplesway provides hosting for the Web sites, employing state-of-the-art encryption software to ensure the privacy and protection of our customers. We have not experienced any occasion in which a user's credit card was misappropriated while transacting business on Peoplesway.

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

Marketing  and  Advertising
---------------------------

     By leveraging the DRM sales force, we are simultaneously opening Internet Web sites and marketing the current Peoplesway product lines. Each independent contractor is encouraged by Peoplesway and DRM to open a sub-Web site at Peoplesway.com. For example, John Doe would have a site address of www.peoplesway.com/johndoe. John Doe will advertise his site and will receive a commission for each sale ordered on his site. John Doe's only responsibility is to advertise his site. Inventory, shipping, merchant accounts, payments and customer service will be handled by Peoplesway its subsidiaries and affiliates. It is envisioned that thousands of site owners will individually advertise to thousands of Internet shoppers to come and shop at their site. As of June 30, 2001, after twenty-one months of operations, we have added 1,300 new members and have in excess of 630 sub websites.

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

RESULTS  OF  OPERATIONS
-----------------------

For  the  Three  Months  Ended  June  30,  2001  and  2000.

Retail  Sales  and  Net  Revenues
---------------------------------

          Retail sales and net revenues for the three months ended June 30, 2001 were $162,124 and $128,482, respectively, versus net revenues of $174,829 and $122,380 for the comparable period in 2000, an increase of 5%, respectively. This increase in net revenues was primarily attributable to the Company's aggressive marketing campaign and growing brand awareness. Net revenues consisted of product sales, monthly service fees and business aid sales. We plan to accelerate growth of sales in 2001 by increasing expenditures on marketing and growing public awareness of products.

     Expenses
     --------

          Selling, general and administrative expenses for the three month period ended June 30, 2001 were $ 72,308, versus $107,938 for the comparable period in 2000, a decrease of 33%. Notable expense decreases for the three months ended include subcontract labor and salaries that decreased $13,756 and $16,210, respectively. Such decreases were primarily attributable to management's attempt to streamline operations during the period ended June 30, 2001. We anticipate incurring approximately the same amount of these expenses during the remainder of the current fiscal year.

          We also expect increases in certain expenses such as advertising through fiscal 2002 as the Company moves toward increasing development and marketing of our products.

Cost  of  Sales
---------------

          One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

          Cost of sales for the three months ended June 30, 2001 was $49,194 versus $100,380 for the same period in 2000. The decrease was due to the focus on increasing in the Company's sales for higher margin products during the period. Gross product margins and product prices remained relatively constant during the year.

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

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Three  Months  Ended  June  30,  2001  and  2000.

          Cash flows provided by operations were $11,683 for the three months ended June 30, 2001 versus cash used of $2,693 for the same period in 2000. Management believes this represents a significant achievement in operations as the Company displayed it first profitable quarter and positive cash flows form operations.

          Cash flows generated from financing activities were $643 for the three months ended June 30, 2001 versus $2,152 in the same period in 2000. The cash flows during the three months ended June 30, 2001 reflected $21,200 in additional notes payable issued by the Company. This was somewhat offset by $20,557 in repayments to related parties during the period.

          We have funded our cash needs from inception through June 30, 2001 with a series of related party, debt, and equity transactions.

          We will substantially rely on the existence of revenue from product sales and from the projected revenues of www.Peoplesway.com. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of www.Peoplesway.com fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the first six months of fiscal 2002 will significantly affect the cash position of the Company and move the us toward a position where the raising of additional funds through equity or debt financing will be necessary.

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

                                        PEOPLESWAY.COM,  INC.
                                        (Registrant)



Date:  August  12,  2001                 ________________________
                                        /S/Gene  Johnston
                                        Chief  Executive  Officer