Form 10QSB
period 2001-09-30
PEOPLESWAY COM INC
filed 2001-11-09
CIK 1101816

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 000-28657
---------------------------------

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

                                 (704) 393-7591
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
November  9,  2001:  13,088,969














                              INDEX TO FORM 10-QSB
                              --------------------

                                                       Page No.
                                                       --------
PART I
------

Item 1.     Financial Statements
     Balance Sheets - September 30, 2001 and March 31, 2001
                                                              3

     Statements of Operations - Three and Six Months
Ended September 30, 2001 and 2000                             4

Statements of Cash Flows - Six Months Ended September 30, 2001
and 2000                                                      5

Notes to Financial Statements                                 6

Item 2.     Management's Discussion and Analysis of Financial Condition
     And Results of Operations                              7-17

PART II
-------

Item 1.     Legal Proceedings                                 17

Item 2.     Changes in Securities                             17

Item 3.     Defaults Upon Senior Securities                   17

Item 4.     Submission of Matters to a Vote of Security Holders
17

Item 5.     Other Information                                 17

Item 6. Exhibits and Reports on Form 8-K                      17

SIGNATURES                                                    18

























                                         PEOPLESWAY.COM, INC.
                                            BALANCE SHEETS
                              AS OF SEPTEMBER 30, 2001 AND MARCH 31,2001

                                                                (Unaudited)
                                                                 September 30, 2001    March 31, 2001
ASSETS                                                           ------------------------------------
--------------------------------------------------------------
CURRENT ASSETS:
--------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $            16,699   $         1,392
Due from related parties . . . . . . . . . . . . . . . . . . .               73,427            53,631
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .              105,044           105,110
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .              195,170           160,133
                                                                --------------------  ----------------
FIXED ASSETS:
--------------------------------------------------------------
Furniture and office equipment . . . . . . . . . . . . . . . .               16,321            16,321
Accumulated depreciation . . . . . . . . . . . . . . . . . . .               (3,925)           (3,125)
NET FIXED ASSETS . . . . . . . . . . . . . . . . . . . . . . .               12,396            13,196
                                                                                      ----------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $           207,566   $       173,329
                                                                --------------------  ----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------

CURRENT LIABILITIES:
--------------------------------------------------------------
Accounts payable and accrued expenses. . . . . . . . . . . . .  $            73,674   $        48,267
Excess of outstanding checks over bank balance . . . . . . . .               10,894            10,894
Deferred revenue - prepaid certificate . . . . . . . . . . . .              207,342           209,215
Due to related parties . . . . . . . . . . . . . . . . . . . .               33,090            56,894
Note payable - stockholder . . . . . . . . . . . . . . . . . .                7,000             7,000
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .              332,000           332,270
                                                                -------------------   ----------------
LONG-TERM LIABILITIES:
--------------------------------------------------------------
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .              137,713           115,000
TOTAL LONG-TERM LIABILITIES. . . . . . . . . . . . . . . . . .              137,713           115,000
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .              469,713           447,270
                                                                --------------------  ----------------
STOCKHOLDERS' DEFICIT:
--------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
12,932,969 issued and outstanding) . . . . . . . . . . . . . .               12,932            12,932
Additional paid-in-capital . . . . . . . . . . . . . . . . . .               46,000            46,000
Retained deficit . . . . . . . . . . . . . . . . . . . . . . .             (321,079)         (332,873)
TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . .             (262,147)         (273,941)
                                                                --------------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .  $           207,566   $       173,329
                                                                --------------------  ----------------



    The accompanying notes are an integral part of these financial statements


                                           PEOPLESWAY.COM, INC.
                                         STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                         Three Months    Three Months   Six Months      Six Months
                                         Ended           Ended          Ended           Ended
                                         Sept 30, 2001   Sept 30, 2000  Sept 30, 2001   Sept 30, 2000
REVENUES AND RELATED COSTS:
--------------------------------------
Retail sales . . . . . . . . . . . . .  $      183,546   $      174,829   $      278,081   $      458,144
Less: Distributor allowances on
product purchases. . . . . . . . . . .         (55,064)         (52,449)         (91,398)        (137,443)
                                               128,482          122,380          213,262          320,701
                                        ---------------  ---------------  ---------------  ---------------
Other revenue. . . . . . . . . . . . .           3,487           28,636            3,587           51,428
NET REVENUES . . . . . . . . . . . . .         131,969          151,016          216,849          372,129
                                        ---------------  ---------------  ---------------  ---------------
COST OF RETAIL SALES . . . . . . . . .         (49,194)        (100,380)         (86,955)        (230,231)
GROSS PROFIT . . . . . . . . . . . . .          82,775           50,636          129,894          141,898
                                        ---------------  ---------------  ---------------  ---------------

EXPENSES:
--------------------------------------
Selling, general and administrative. .          72,308          107,938          113,336          212,870
TOTAL EXPENSES . . . . . . . . . . . .          72,308          107,938          113,336          212,870
OPERATING INCOME (LOSS). . . . . . . .          10,467          (57,302)          16,558          (70,972)
                                        ---------------  ---------------  ---------------  ---------------

OTHER EXPENSES:
--------------------------------------
Interest expense . . . . . . . . . . .          (2,244)             -0-           (4,764)             -0-

NET INCOME (LOSS). . . . . . . . . . .  $        8,223   $      (57,302)  $       11,794   $      (70,972)
                                        ---------------  ---------------  ---------------  ---------------

  Net income (loss) per share -
  basic and fully diluted. . . . . . .  $           **   $           **   $           **   $           **
                                        ===============  ===============  ===============  ===============
  Weighted average shares outstanding.      12,932,969       15,607,969       12,932,969       15,607,969
                                        ===============  ===============  ===============  ===============



** Less than $.01
-----------------


    The accompanying notes are an integral part of these financial statements
    -------------------------------------------------------------------------














                                                   PEOPLESWAY.COM, INC.
                                                 STATEMENTS OF CASH FLOWS
                                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                                                       2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------------------------------------------------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,794   $(70,972)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       800        -0-
(Increase) decrease in prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        66     (3,332)
Increase in accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .    25,407     23,125
Increase (decrease) in deferred revenue - prepaid certificate . . . . . . . . . . . . . . . . . . .    (1,873)    10,847
(Increase) decrease in due from related parties . . . . . . . . . . . . . . . . . . . . . . . . . .   (19,796)    39,146
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16,398     (1,186)
                                                                                                     ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------------------------------------------------------------------
Expenditures for furniture and office equipment . . . . . . . . . . . . . . . . . . . . . . . . . .       -0-        -0-
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -0-        -0-
                                                                                                     ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------------------------------------------------
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22,713      2,153
Proceeds from / repayments to related parties . . . . . . . . . . . . . . . . . . . . . . . . . . .   (23,804)       -0-
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,091)     2,153

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15,307        967

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,392        636
                                                                                                     ---------  ---------
END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 16,699   $  1,603
                                                                                                     ---------  ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
---------------------------------------------------------------------------------------------------
Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      -   $     72
Cash paid for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      -   $      -
                                                                                                     =========  =========






    The accompanying notes are an integral part of these financial statements





                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                              PEOPLESWAY.COM, INC.
                         September 30, 2001 (UNAUDITED)


ITEM 1.
-------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2001 (unaudited) and March 31, 2001, the results of operations for the six months ended September 30, 2001 and 2000, and cash flows for the six months ended September 30, 2001 and 2000. The results for the six months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE
----------------------------------------

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

BASIC & FULLY DILUTED
----------------------

                   Three          Three            Six            Six
                   Months  Ended  Months  Ended    Months  Ended  Months  Ended
                   Sept. 30, 2001 Sept. 30, 2000   Sept. 30, 2001 Sept. 30, 2000
                   -------------------------------------------------------------
Net income (loss)    $    8,223    $  (57,302)      $  11,794      $  (70,972)

Less- preferred stock dividends
                          -0-             -0-           -0-              -0-
                    ------------------------------------------------------------
Net income (loss)    $    8,223    $  (57,302)      $  11,794     $   (70,972)

Weighted average number
of common shares outstanding
                     12,932,969    15,607,969      12,932,969      15,607,969
                    ------------------------------------------------------------
Basic& Fully Diluted
Income (loss) per share
                     $     **     $      **         $    **       $       **
                    ============================================================
** Less than $0.01






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

     All references in this document to "Peoplesway", "the Company" or "us", "we" or "our", refer to the Nevada parent, formerly known as Prospector Energy, Inc., and the North Carolina subsidiary. The principal offices of Peoplesway are located at 2969 Interstate Street, Charlotte, North Carolina 28208, and its phone number is (704) 393-7591.

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

Marketing  and  Advertising
---------------------------

     By leveraging the DRM sales force, we are simultaneously opening Internet Web sites and marketing the current Peoplesway product lines. Each independent contractor is encouraged by Peoplesway and DRM to open a sub-Web site at Peoplesway.com. For example, John Doe would have a site address of www.peoplesway.com/johndoe. John Doe will advertise his site and will receive a commission for each sale ordered on his site. John Doe's only responsibility is to advertise his site. Inventory, shipping, merchant accounts, payments and customer service will be handled by Peoplesway its subsidiaries and affiliates. It is envisioned that thousands of site owners will individually advertise to thousands of Internet shoppers to come and shop at their site. As of September 30, 2001, after twenty-four months of operations, we have added 1,300 new members and have in excess of 630 sub websites.

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

     Shares  Eligible  for  Future  Sales.

     Sales of unrestricted securities may also have an adverse effect on any market that may develop in Peoplesway's common stock. Of the 12,932,969 outstanding shares of Peoplesway's common stock, 107,328 have satisfied the two-year "holding period" requirements of Rule 144(k), meaning that they can presently be sold. In addition, of the 12,932,969 shares, 12,500,000 were issued on October 18, 1999, and under Rule 144 of the Securities Act of 1933, if certain conditions are satisfied, a limited number of these shares, up to 1% of the total issued and outstanding shares approximately 129,000 of these shares up to 1% of the issued and outstanding shares of the Company, could be sold during any three month period. Once these shares enter the market, their sale may have a depressive effect on the market price of our stock.


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

     Internet  and  Information  Systems

     We rely upon the accuracy and proper utilization of our Internet and information system to provide timely distribution services, manage our sales and track our customers' purchase and sale information. To manage our growth, we are continually evaluating the adequacy of our existing systems and procedures and continue to update and integrate critical functions. We anticipate that we will regularly need to make capital expenditures to upgrade and modify our Internet and information systems, including software and hardware, as we grow and the needs of our business changes. There can be no assurance that we will anticipate all of the demands that our expanding operations will place on our information system. The occurrence of a significant system failure or our failure to expand or successfully implement its systems could have a material adverse effect on our operations and financial results.

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

     NASD  OTC  Bulletin  Board  Quotations.

     Our common stock is currently quoted on Over the Counter Bulletin Board (OTC BB).

RESULTS OF OPERATIONS
---------------------

For  the  Three  and  Six  Months  Ended  September  30,  2001  and  2000.

Retail  Sales  and  Net  Revenues
---------------------------------

          Retail sales and net revenues for the six months ended September 30, 2001 were $304,660 and $213,262, respectively, versus retail sales and net revenues of $458,144 and $320,701, respectively for the comparable period in 2000, a decrease of 34% and 33%, respectively. This decrease in net revenues was primarily attributable to an overall decline in business due to the World Trade Center terrorist attacks and disaster on September 11, 2001. Net revenues consisted of product sales, monthly service fees and business aid sales. We plan to accelerate growth of sales in 2001 by increasing expenditures on marketing and growing public awareness of products.

     Expenses
     --------

          Selling, general and administrative expenses for the six-month period ended September 30, 2001 were $113,336, versus $212,870 for the comparable period in 2000, a decrease of 47%. Notable expenses decreases for the six months ended September 30, 2001 include overall labor costs and rent that decreased. Such decreases were primarily attributable to management's attempt to streamline operations during the period ended September 30, 2001. We anticipate incurring approximately the same amount of these expenses during the remainder of the current fiscal year.

          We also expect increases in certain expenses such as advertising through fiscal 2002 as the Company moves toward increasing development and marketing of our products.

Cost  of  Sales
---------------

          One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

          Cost of sales for the six months ended September 30, 2001 was $86,955 versus $230,231 for the same period in 2000. The decrease was due to the decrease in the Company's sales during the period. Gross product margins and product prices remained relatively constant during the year.

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

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Six  Months  Ended  September  30,  2001  and  2000.

          Cash flows provided by operations were $16,398 for the six months ended September 30, 2001 versus cash used of $1,186 for the same period in 2000. Management believes this represents a significant achievement in operations as the Company displayed its' second consecutive profitable quarter and positive cash flows from operations.

          Cash flows used in financing activities were $1,091 for the six months ended September 30, 2001 versus cash generated of $2,153 in the same period in 2000. The cash flows used in financing activities during the six months ended September 30, 2001 reflected $22,713 in additional notes payable issued by the Company. This was somewhat offset by $23,804 in repayments to related parties during the same period.

          We have funded our cash needs from inception through September 30, 2001 with a series of related party, debt, and equity transactions.

          We will substantially rely on the existence of revenue from product sales and from the projected revenues of www.Peoplesway.com. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of www.Peoplesway.com fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the second six months of fiscal 2002 will significantly affect the cash position of the Company and move the us toward a position where the raising of additional funds through equity or debt financing will be necessary.



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

PART II. OTHER INFORMATION
--------

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

     (b)  Reports  on  Form  8-K
          ----------------------
      None.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLESWAY.COM, INC.
                                        (Registrant)



Date:  November 9, 2001                  /S/Gene Johnston
                                         ________________________
                                        Gene Johnston
                                        Chief Executive Officer