Form 10QSB
period 2001-12-31
PEOPLESWAY COM INC
filed 2002-02-14
CIK 1101816

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2001

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
February  14,  2002:  13,419,469














                              INDEX TO FORM 10-QSB
                              --------------------

                                                               Page No.
                                                               --------
PART I
------

Item 1.     Financial Statements
            Balance Sheets - December 31, 2001 and March 31, 2001   3

            Statements of Operations - Three and Nine Months
            Ended December 31, 2001 and 2000                        4

            Statements of Cash Flows - Nine Months Ended
            December 31, 2001 and 2000                              5

     Notes to Financial Statements                                  6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                            7-17

PART II
-------

Item 1.     Legal Proceedings                                      17

Item 2.     Changes in Securities                                  17

Item 3.     Defaults Upon Senior Securities                        17

Item 4.     Submission of Matters to a Vote of Security Holders    17

Item 5.     Other Information                                      17

Item 6.     Exhibits and Reports on Form 8-K                       17

SIGNATURES                                                         18
























                                         PEOPLESWAY.COM, INC.
                                            BALANCE SHEETS
                              AS OF DECEMBER 31, 2001 AND MARCH 31,2001
                                                                   (Unaudited)
                                                                 December 31, 2001    March 31, 2001
ASSETS                                                           -----------------------------------
--------------------------------------------------------------

CURRENT ASSETS:
--------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $           16,056   $         1,392
Due from related parties . . . . . . . . . . . . . . . . . . .             110,933            53,631
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .             104,305           105,110
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .             231,294           160,133
                                                                -------------------  ----------------

FIXED ASSETS:
--------------------------------------------------------------
Furniture and office equipment . . . . . . . . . . . . . . . .              16,321            16,321
Accumulated depreciation . . . . . . . . . . . . . . . . . . .              (4,325)           (3,125)
NET FIXED ASSETS . . . . . . . . . . . . . . . . . . . . . . .              11,996            13,196
                                                                                     ----------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $          243,290   $       173,329
                                                                -------------------  ----------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------

CURRENT LIABILITIES:
--------------------------------------------------------------
Accounts payable and accrued expenses. . . . . . . . . . . . .  $           84,176   $        48,267
Excess of outstanding checks over bank balance . . . . . . . .              10,894            10,894
Deferred revenue - prepaid certificate . . . . . . . . . . . .             204,693           209,215
Due to related parties . . . . . . . . . . . . . . . . . . . .              43,341            56,894
Note payable - stockholder . . . . . . . . . . . . . . . . . .               7,000             7,000
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .             350,104           332,270
                                                                -------------------  ----------------

LONG-TERM LIABILITIES:
--------------------------------------------------------------
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .             139,838           115,000
TOTAL LONG-TERM LIABILITIES. . . . . . . . . . . . . . . . . .             139,838           115,000
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .             489,942           447,270
                                                                -------------------  ----------------

STOCKHOLDERS' DEFICIT:
--------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
13,389,469 issued and outstanding at  December 31, 2001) . . .              13,389            12,932
Additional paid-in-capital . . . . . . . . . . . . . . . . . .              91,193            46,000
Retained deficit . . . . . . . . . . . . . . . . . . . . . . .            (351,234)         (332,873)
TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . .            (246,652)         (273,941)
                                                                -------------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .  $          243,290   $       173,329
                                                                -------------------  ----------------



    The accompanying notes are an integral part of these financial statements
    -------------------------------------------------------------------------



                                         PEOPLESWAY.COM, INC.
                                       STATEMENTS OF OPERATIONS
                    FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000



                                        Three Months    Three Months    Nine Months     Nine Months
                                        Ended           Ended           Ended           Ended
                                        Dec 31, 2001    Dec 31, 2000    Dec 31, 2001    Dec 31, 2000
REVENUES AND RELATED COSTS:
--------------------------------------
Retail sales . . . . . . . . . . . . .  $     127,102   $     318,889   $     430,978   $     777,031
Less: Distributor allowances on
product purchases. . . . . . . . . . .        (26,162)        (95,667)       (117,560)       (233,109)
                                              100,940         223,222         313,418         543,922
                                        --------------  --------------  --------------  --------------
Other revenue. . . . . . . . . . . . .            -0-           7,199           3,587          58,627
NET REVENUES . . . . . . . . . . . . .        100,940         230,421         317,005         602,549
                                        --------------  --------------  --------------  --------------
COST OF RETAIL SALES . . . . . . . . .        (21,623)       (117,883)       (108,578)       (348,114)
GROSS PROFIT . . . . . . . . . . . . .         79,317         112,538         208,427         254,435
                                        --------------  --------------  --------------  --------------

EXPENSES:
--------------------------------------
Selling, general and administrative. .        105,931         130,024         219,267         341,923
TOTAL EXPENSES . . . . . . . . . . . .        105,931         130,024         219,267         341,923
OPERATING (LOSS) . . . . . . . . . . .        (26,614)        (17,486)        (10,840)        (87,488)
                                        --------------  --------------  --------------  --------------

OTHER EXPENSES:
--------------------------------------
Interest expense . . . . . . . . . . .         (2,757)            -0-          (7,521)            -0-
NET (LOSS) . . . . . . . . . . . . . .  $     (29,371)  $     (17,486)  $     (18,361)  $     (87,488)
                                        --------------  --------------  --------------  --------------

  Net (loss) per share -
  basic and fully diluted. . . . . . .  $          **   $          **   $          **   $          **
  Weighted average shares outstanding.     13,161,219      12,932,969      13,009,052      13,144,910
                                        ==============  ==============  ==============  ==============

** Less than $.01




    The accompanying notes are an integral part of these financial statements
    -------------------------------------------------------------------------












                                   PEOPLESWAY.COM, INC.
                                 STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 AND 2000


                                                                        2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------------------------------------
Net (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(18,361)  $(87,488)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services . . . . . . . . . . . . . . . . . .    45,650        -0-
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,200        -0-
(Increase) decrease in prepaid expenses. . . . . . . . . . . . . . .       805     (4,121)
Increase in accounts payable and accrued expenses. . . . . . . . . .    35,909     27,199
Increase (decrease) in deferred revenue - prepaid certificate. . . .    (4,522)    15,131
(Increase) in due from related parties . . . . . . . . . . . . . . .   (70,855)   (50,356)
                                                                      ---------  ---------
NET CASH (USED IN) OPERATING ACTIVITIES. . . . . . . . . . . . . . .   (10,174)   (99,635)
                                                                      ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------------------------------------
Proceeds from notes payable. . . . . . . . . . . . . . . . . . . . .    24,838    102,152
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . .    24,838    102,152
                                                                      ---------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . .    14,664      2,517
                                                                      ---------  ---------
CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD. . . . . . . . . . . . . . . . . . . . . . .     1,392        636

END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 16,056   $  3,153
                                                                      ---------  ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
--------------------------------------------------------------------
Common stock issued for services . . . . . . . . . . . . . . . . . .  $ 45,650   $      -
                                                                      ---------  ---------







    The accompanying notes are an integral part of these financial statements
    -------------------------------------------------------------------------











                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                              PEOPLESWAY.COM, INC.
                          December 31, 2001 (UNAUDITED)


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

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at December 31, 2001 (unaudited) and March 31, 2001, the results of operations for the nine months ended December 31, 2001 and 2000, and cash flows for the nine months ended December 31, 2001 and 2000. The results for the nine months ended December 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002.

NOTE  2  -  (LOSS)  PER  SHARE
------------------------------

The  following  represents  the  calculation  of  (loss)  per  share:

                         Three         Three         Nine          Nine
                         Months Ended  Months Ended  Months Ended  Months Ended
BASIC & FULLY DILUTED    Dec. 31, 2001 Dec. 31, 2000 Dec.31, 2001  Dec.31, 2000
-------------------------------------------------------------------------------
Net (loss)               $   (29,371)  $  (17,486)   $  (18,361)    $  (87,488)

Less- preferred stock dividends  -0-          -0-           -0-           -0-
                         ------------------------------------------------------
Net (loss)               $   (29,371)  $  (17,486)   $  (18,361)    $  (87,488)

Weighted average number
of common shares
outstanding               13,161,219    12,932,969    13,009,052    13,144,910
                         ------------------------------------------------------

Basic & Fully Diluted
(Loss) per share         $       **    $      **     $     **       $     **
                         ======================================================

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

Alliance  with  DRM
-------------------

     The majority of our goods and services are available through an alliance with DRM, Inc. and its subsidiaries, RMC Group, Inc. and RMC Group Canada, Ltd. ("DRM"). DRM began offering health and beauty products in 1982, and its sales from inception have exceeded $250,000,000 from both U.S. and Canada operations. It has a member network of approximately 14,000 independent contractors who may purchase and sell Peoplesway products and services through the use of our Web site. Peoplesway has established agreements with DRM to market and sell to DRM independent contractors. RMC Group, Inc. was established in 1993 and took over the distribution rights for the United States from DRM. In 1998 RMC became a subsidiary of DRM. RMC Group Canada, Ltd. was established in 1987 as a subsidiary of DRM. It was established to service the Canadian market. We soon intend to expand our current agreement with DRM, Inc. by signing an exclusive license agreement to market and sell the DRM product lines in North America.

Products  and  Services
-----------------------

     Products  and  services  currently  offered  by  Peoplesway  include:

     Health and beauty products. Peoplesway offers products through DRM from their Rose Marie Collection, including cosmetics, personal hygiene products, skin care, hair care, and bath products. In addition, DRM supplies Body Management System nutritional products, including weight loss and anti-aging supplements. DRM manufactures and packages these products through a licensing agreement with a health and beauty product manufacturer.

     Flowers. Peoplesway also sells fresh flowers and arrangements delivered to your door, through an arrangement with Proflowers.Com, Inc.

Marketing  and  Advertising
---------------------------

     By leveraging the DRM sales force, we are simultaneously opening Internet Web sites and marketing the current Peoplesway product lines. Each independent contractor is encouraged by Peoplesway and DRM to open a sub-Web site at Peoplesway.com. For example, John Doe would have a site address of www.peoplesway.com/johndoe. John Doe will advertise his site and will receive a commission for each sale ordered on his site. John Doe's only responsibility is to advertise his site. Inventory, shipping, merchant accounts, payments and customer service will be handled by Peoplesway its subsidiaries and affiliates. It is envisioned that thousands of site owners will individually advertise to thousands of Internet shoppers to come and shop at their site. As of December 31, 2001, after twenty-seven months of operations, we have added 1,400 new members and have more than 500 sub websites.

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

     Reliance  on  Existing  Management.

     Peoplesway's operations are primarily dependent upon the experience and expertise of Donald R. "Pete" Monroe, Chairman; Matthew M. Monroe, President; and Eugene M. Johnston, CEO and Secretary/Treasurer. The loss of any of our management may have a material adverse effect on our present and contemplated business operations. Our success is also dependant upon our ability to attract and retain qualified management, administrative and sales personnel to support our anticipated future growth, of which there can be no assurance. Peoplesway does not carry key man insurance upon the lives of any of our directors or executive officers.

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

     Shares  Eligible  for  Future  Sales.

     Sales of unrestricted securities may also have an adverse effect on any market that may develop in Peoplesway's common stock. Of the 13,389,469 outstanding shares of Peoplesway's common stock, 107,328 have satisfied the two-year "holding period" requirements of Rule 144(k), meaning that they can presently be sold. In addition, of the 13,389,469 shares, 12,500,000 were issued on October 18, 1999, and under Rule 144 of the Securities Act of 1933, if certain conditions are satisfied, a limited number of these shares, up to 1% of the total issued and outstanding shares, approximately 129,000 of these shares up to 1% of the issued and outstanding shares of the Company, could be sold during any three month period. Once these shares enter the market, their sale may have a depressive effect on the market price of our stock.






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

     Risks  of  "Penny  Stock."

     Peoplesway's common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until November 1999, there had been no "established public market" for Peoplesway's common stock during the last five years. While our stock has traded between $.15 and $5.36 per share since November 1999, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

     NASD  OTC  Bulletin  Board  Quotations.

     Our common stock is currently quoted on Over the Counter Bulletin Board (OTC BB) under the ticker symbol 'PLWY.'.

RESULTS OF OPERATIONS
---------------------

For  the  Three  and  Nine  Months  Ended  December  30,  2001  and  2000.

Retail  Sales  and  Net  Revenues
---------------------------------

          Retail sales and net revenues for the nine months ended December 31, 2001 were $430,978 and $313,418, respectively, versus retail sales and net revenues of $777,031 and $543,922, respectively for the comparable period in 2000, a decrease of 44% and 42%, respectively. This decrease in net revenues was primarily attributable to an overall decline in business due to the World Trade Center terrorist attacks and disaster on September 11, 2001. Net revenues consisted of product sales, monthly service fees and business aid sales. We plan to accelerate growth of sales in 2002 by increasing expenditures on marketing and growing public awareness of products.

     Expenses
     --------

          Selling, general and administrative expenses for the nine-month period ended December 31, 2001 were $219,267, versus $341,923 for the comparable period in 2000, a decrease of 36%. Notable expense decreases for the nine months ended December 31, 2001 include overall labor costs and rent that decreased. Such decreases were primarily attributable to management's attempt to streamline operations during the period ended December 31, 2001. We anticipate incurring approximately the same amount of these expenses during the remainder of the current fiscal year. This decrease in expenses would have been greater since we incurred $45,650 in non-cash expenses attributable to the issuance of common shares in exchange for services received for the quarter ending December 31, 2001.

          We also expect increases in certain expenses such as advertising through fiscal 2002 as the Company moves toward increasing development and marketing of our products.

Cost  of  Sales
---------------

          One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

          Cost of sales for the nine months ended December 31, 2001 was $108,578 versus $348,114 for the same period in 2000. The decrease was due to the decrease in the Company's sales during the period. Gross product margins and product prices remained relatively constant during the year.

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

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Nine  Months  Ended  December  31,  2001  and  2000.

          Cash flows used in operations were $10,174 for the nine months ended December 31, 2001 versus cash used of $99,635 for the same period in 2000. Management believes this represents a significant achievement in operations from the prior year period.

          Cash flows provided by financing activities was $24,838 for the nine months ended December 31, 2001 versus cash generated of $2,517 in the same period in 2000. The cash flows used in financing activities during the nine months ended December 31, 2001 reflected $24,838 in additional notes payable issued by the Company.

          We have funded our cash needs from inception through December 31, 2001 with a series of related party, debt, and equity transactions, including private placements.

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




                           --SIGNATURE PAGE FOLLOWS--



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLESWAY.COM, INC.
                                        (Registrant)



Date:  February 14, 2002               /s/Gene Johnston
                                       ----------------
                                        Gene Johnston
                                        Chief Executive Officer