Form 10KSB
period 2002-03-31
PEOPLESWAY COM INC
filed 2002-07-16
CIK 1101816

41

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2002

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's net revenues for its most recent fiscal year: $617,069

As of June 29, 2002 there were 13,664,257 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($.17) reported by brokers), held by non-affiliates was approximately $2,322,924. Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

Number of shares of common stock outstanding as of June 29, 2002: 13,664,257

Number of shares of preferred stock outstanding as of June 29, 2002: -0-

















                The rest of this page is left intentionally blank
                -------------------------------------------------













                                     PART I
                                     ------

Item 1. Business


Overview of Business
--------------------

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


Prior  History
--------------

     Peoplesway was organized as a Utah corporation on October 30, 1980, for the purpose of purchasing, owning, holding, selling, disposing of and otherwise dealing in the oil and gas business and other natural resources. It became a public company through an offering of common stock to residents of the State of Utah, pursuant to an exemption from registration under then-existing Rule 147, Securities Act of 1933. Following the offering, Prospector acquired an interest in Four Winds Mineral Venture, a Louisiana partnership that held a 66% interest in a Costa Rican oil and gas company, in exchange for the issuance 11,250,000 shares of common stockThis acquisition proved unsuccessful, and thereafter business operations ceased and the company was dormant from 1983 until 1997, when it actively began seeking a merger or acquisition candidate, which it accomplished in 1999 when it entered into the Acquisition Agreement with Peoplesway. As Prospector never left the development stage and was dormant until 1997, we have re-designated our inception date to be January 1, 1997.

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

Marketing  and  Advertising
---------------------------

     By leveraging the DRM sales force, we are simultaneously opening Internet Web sites and marketing the current Peoplesway product lines. Each independent contractor is encouraged by Peoplesway and DRM to open a sub-Web site at Peoplesway.com. For example, John Doe would have a site address of www.peoplesway.com/johndoe. John Doe will advertise his site and will receive a commission for each sale ordered on his site. John Doe's only responsibility is to advertise his site. Inventory, shipping, merchant accounts, payments and customer service will be handled by Peoplesway its subsidiaries and affiliates. It is envisioned that thousands of site owners will individually advertise to thousands of Internet shoppers to come and shop at their site. As of March 31, 2002, after thirty-one months of operations, we have added 1,500 new members and have in excess of 600 sub websites.



Risk  Factors.
--------------

     Limited  Operating  History.

     We have had limited operations since our inception in 1980, and since becoming Peoplesway in September 1999. We have accumulated $333,378 in losses for our first thirty-one months of operations as Peoplesway (September 1, 1999 through March 31, 2002), none of our operations have proven successful, and there is no assurance that we can profitably market our present products and services.

     Operating  Results.

     We had limited net revenues ($617,069) and losses ($505) for the year ended March 31, 2002.

     The net loss shown for the period ending March 31, 2002 reflects certain expenses, which were borne by RMC Group, Inc., which shares office space with Peoplesway. All expenses paid by DRM and/or any of its subsidiaries are being booked as a Peoplesway expense and an inter-company payable is established with DRM and/or the appropriate subsidiary.

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

     Shares  Eligible  for  Future  Sales.

     Sales of unrestricted securities may also have an adverse effect on any market that may develop in Peoplesway's common stock. Of the 13,664,257 outstanding shares of Peoplesway's common stock, 12,354,000 have satisfied the two-year "holding period" requirements of Rule 144(k), meaning that they can presently be sold. In addition, of the 13,664,257 shares, 12,500,000 were issued on October 18, 1999, and under Rule 144 of the Securities Act of 1933. If certain conditions are satisfied, a limited number of these shares could be sold during any three-month period. This type of stock sale cannot exceed 1% of the total issued and outstanding shares. Approximately 140,000 of these common shares, or up to 1% of the issued and outstanding shares of the Company, could be sold during any three-month period. Once these shares enter the market, their sale may have a depressive effect on the market price of our stock.

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

     Risks  of  "Penny  Stock."

     Peoplesway's common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years. Until November 1999, there had been no "established public market" for Peoplesway's common stock during the last five years. While our stock has traded between $.10 and $5.36 per share since November 1999, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

     NASD  OTC  Bulletin  Board  Quotations.

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol, "PLWY." The OTC Bulletin Board is an electronic exchange which utilizes a telephone and computer network to negotiate and execute trades of securities. The OTC Bulletin Board does not have income or asset requirements to be listed.


Item  2.  Properties

     Peoplesway maintains offices at 2969 Interstate Street, Charlotte, North Carolina. We share office and warehouse space with DRM to whom we make payments as a subtenant including utilities. The rent terms approximate fair market value within the local area and can be found in the agreement attached hereto as an Exhibit. DRM allows us to use its office equipment, including computers and related hardware. The primary system is an HP 9000 computer network operating on a Unix system. Currently DRM leases this equipment. We believe that we currently have sufficient space and computer systems to carry on our operations for the foreseeable future. If DRM was to terminate our sub-tenancy or use of office equipment and computer system, there is no assurance that we can continue as a going concern.

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



                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

 (a) Our common stock is currently quoted on the OTC Bulletin Board under the symbol, "PLWY." The OTC Bulletin Board is an electronic exchange which utilizes a telephone and computer network to negotiate and execute trades of securities. The OTC Bulletin Board does not have income or asset requirements to be listed.

     The following quotations were provided by the OTC Bulletin Board, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

     STOCK  QUOTATIONS

      CLOSING  BID:

Period:                    High            Low

4/1/00   to   6/30/00     $3.00          $0.50
7/1/00   to   9/30/00     $3.00          $0.51
10/1/00  to  12/30/00     $1.75          $0.25
1/1/01   to   3/31/01     $0.25          $0.25
4/1/01   to   6/30/01     $0.75          $0.10
7/1/01   to   9/30/01     $0.75          $0.25
10/1/01  to  12/30/01     $0.95          $0.20
1/1/02   to   3/31/02     $0.40          $0.17

(b)  Holders.

     The number of record holders of Peoplesway's securities as of the date of this report is approximately 336.

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

Item  6.  Management's  Discussion  and  Analysis

Selected Financial Data
-----------------------

For  the  years  ended  March  31,  2002  and  2001.

                                      2002          2001
                                      ----          ----

     Net  Revenues                $619,069     $789,625

     Net  Loss                     (73,555)     (166,360)
     Net  Loss  per  Common  Share    (.01)         (.01)
     Weighted  Average  Common
      Shares  Outstanding       13,089,626    14,939,219




At  March  31,  2002  and  2001

                                     2002          2001
                                     ----          ----

     Total  Assets                $280,223     $173,329
     Working  Capital  Deficit    (206,191)    (158,941)
     Shareholders'  Deficit       (216,259)    (273,941)

No  dividends  have  been  declared  or  paid  during  the  years  presented.

Results of Operations
---------------------

For  the  Year  Ended  March  31,  2002  and  2001.

Sales

Net revenues for the year ended March 31, 2002 were $617,069 on retail sales of $583,532 versus $789,625 in net revenues for the period ended March 31, 2001 on retail sales of $1,029,074, a decrease of $172,556 or 22%. Retail sales consisted of product sales, monthly service fees and business aid sales. We reduce retail sales by wholesale distributor allowances in the determination of net revenues. Net revenues are the amounts actually paid to the Company.

Other revenues include membership fees, handling fees and web hosting revenue. Other revenue increased to $228,563 in 2002 from $103,660 in the comparable period in 2001. This was primarily attributable to an increase in the number of orders shipped as the result of increased sales and our participation in web hosting revenue.

We plan to accelerate growth of sales in fiscal 2003 by increasing expenditures on marketing, establishing more sub websites and strategic relationships and growing public awareness of services.

Income  /  Loss

Net loss for the year ended March 31, 2002 was $73,555 as compared to a net loss of $166,360 in the comparable period in 2001. We recognized an increase of gross profit of $14,320 for the year ended March 31, 2002 coupled with a decrease of $48,219 in expenses as detailed below and a decrease of $30,266 in interest expense in connection with the ten note payables incurred during the year and related decrease in the number of stock options granted thereon.

The Company expects to continue to incur losses at least through fiscal 2003 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses for the year ended March 31, 2002 were $432,134 versus $480,353 in the comparable period in 2001. The following decreases in expenses were noted during the year ended March 31, 2002:
     Automobile expenses decreased $6,172 due to less employee travel reimbursements made during the year.
     Furniture and equipment rental increased $13,699 due primarily to new computer and office equipment used during the year and more intercompany allocations made.
     Salaries and subcontract labor decreased a total of $130,482 due to less staff needed to administer our operations and market our products and services. Employee and consultants' cutbacks were made in order to trim expenses.
     Interest expense decreased $30,266 in connection with the notes payable issued to seven additional investors during the year ended March 31, 2002 and fewer stock options granted to the individuals. We issued 20,000 options during the year ended March 31, 2002 versus 115,000 in the prior year. There were fewer options issued resulted in less of interest expense calculated under the Black-Scholes option-pricing model.

 We anticipate incurring approximately the same amount of these expenses during fiscal 2003, except for the $9,000 in interest from the stock options issued in connection with the seven notes payable, which was a one-time charge for 2002.

     We expect increases in certain expenses such as advertising through fiscal 2003 as the Company moves toward increasing development and marketing of our products and services.

Cost  of  Sales

One of the largest factors in the variations in the cost of sales as a percentage of net sales is the cost of products.

Cost of sales for the period ended March 31, 2002 was $239,508 versus $426,384 in the comparable period in 2001. The decrease was primarily attributable to a decrease in sales for the year. Gross margins and product prices remained relatively constant during the year.

Retail sales and net revenue for the period do not include sales of a cooperative advertising campaign (Peoplesway Giveaway Certificates) that was offered to new web site owners. Approximately $203,739 in net revenues and $104,080 in related prepaid expenses from these sales are included on the balance sheet as deferred revenue and prepaid expenses, respectively, in the March 31, 2002 balance sheet. The certificates are valid one-year from the time of purchase and expire at various times throughout March 31, 2003. As the certificates are redeemed with an order by customers or expire, the sales will be included in revenues for that period. There are certain commission expenses on these sales that are also reflected on the balance sheet under prepaid expenses. This expense will also be recorded on the income statement in the period that the certificates are redeemed or expire. Since this was a new product announcement, a large number of the then current web site owners placed orders for the Peoplesway Giveaway Certificates and therefore these sales for the period were a much larger percentage than we expect in the future. Had all the income and expense of these sales been included in income for the period, our net income would have been approximately $26,104.


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

Liquidity  and  Capital  Resources
----------------------------------

For  the  Years  Ended  March  31,  2002  and  2001

Cash flows used in operations were a negative $21,890 for the year ended March 31, 2002 versus $114,913 in the comparable period in 2001. Negative cash flows from operating activities were primarily attributable to the net loss from operations and an increase in amounts due from related parties that were $505 and $108,342, respectively. This was partially offset by common stock issued for services of $122,237.

Cash flows generated from financing activities were $23,040 for the year ended March 31, 2002 versus $131,990 in the comparable period in 2001. The decrease was primarily attributable to fewer proceeds from notes payable issued during the year as compared to the prior year. During the year ended March 31, 2002, we issued seven promissory notes to seven unrelated investors in exchange for $20,000. During the year ended March 31, 2001, we issued three promissory notes to three unrelated investors in exchange for $115,000. All of the notes bear interest at 7% per annum and principal and accrued interest is due in the form balloon payments at various times through December 2003. In addition, in connection with the issuance of the notes, we issued options on our common stock that allow the investors to purchase 20,000 and 115,000 shares our common stock, respectively, at $1.00 per share. The options also expire at various times throughout December 2003. We recognized $9,000 and $45,000 in interest expense, respectively for the years, which represented the estimated fair value for the options at the time of issuance using the Black-Scholes option-pricing model.

We have funded our cash needs from inception through March 31, 2002 with a series of related party, debt and equity transactions.

We will substantially rely on the existence of revenue from the product sales and from the projected revenues of www.Peoplesway.com. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of www.Peoplesway.com fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the second half of fiscal 2003 will significantly affect the cash position of the Company and move the us toward a position where the raising of additional funds through equity or debt financing will be necessary.

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





Item  7.  Financial  Statements








                                    CONTENTS
                                    ========

INDEPENDENT AUDITORS' REPORT                                20

BALANCE SHEET                                               21

STATEMENTS OF OPERATIONS                                    22

STATEMENT OF STOCKHOLDERS' DEFICIT                          23

STATEMENTS OF CASH FLOWS                                    24

NOTES TO FINANCIAL
     STATEMENTS                                          25-32
===============================================================



















                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders
Peoplesway.com, Inc.
Charlotte, North Carolina

We have audited the accompanying balance sheet of Peoplesway.com, Inc. as of March 31, 2002 and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoplesway.com, Inc. as of March 31, 2002, and the results of its operations and its cash flows for the years ended March 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations, its current liabilities exceeds its current assets and its cash flows from operating activities are negative. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Perrella & Associates, P.A.
-------------------------------
Perrella & Associates, P.A.
Pompano Beach, Florida
June 28, 2002






                              PEOPLESWAY.COM, INC.
                                  BALANCE SHEET
                               AS OF MARCH 31,2002

                                     ASSETS
                                     ------
CURRENT ASSETS:
--------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $   2,542
Due from related parties . . . . . . . . . . . . . . . . . . .    163,669
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .    104,080
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .    270,291
                                                                ----------

FIXED ASSETS:
--------------------------------------------------------------
Furniture and office equipment . . . . . . . . . . . . . . . .     16,321
Accumulated depreciation . . . . . . . . . . . . . . . . . . .     (6,389)
NET FIXED ASSETS . . . . . . . . . . . . . . . . . . . . . . .      9,932
                                                                ----------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $ 280,223
                                                                ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------

CURRENT LIABILITIES:
--------------------------------------------------------------
Accounts payable and accrued expenses. . . . . . . . . . . . .  $  84,835
Excess of outstanding checks over bank balance . . . . . . . .      4,278
Deferred revenue - prepaid certificate . . . . . . . . . . . .    203,739
Due to related parties . . . . . . . . . . . . . . . . . . . .     60,190
Current portion of notes payable . . . . . . . . . . . . . . .    115,000
Stockholder loan payable . . . . . . . . . . . . . . . . . . .      8,440
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .    476,482
                                                                ----------

LONG TERM LIABILITIES:
--------------------------------------------------------------
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .     20,000
TOTAL LONG TERM LIABILITIES. . . . . . . . . . . . . . . . . .     20,000
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .    496,482
                                                                ----------

STOCKHOLDERS' DEFICIT:
--------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
13,419,969 issued  and outstanding at  March 31, 2002) . . . .     13,419
Additional paid-in-capital . . . . . . . . . . . . . . . . . .    176,750
Retained deficit . . . . . . . . . . . . . . . . . . . . . . .   (406,428)
TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . .   (216,259)
                                                                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .  $ 280,223
                                                                ==========



    The accompanying notes are an integral part of these financial statements



                              PEOPLESWAY.COM, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                                         2002          2001
REVENUES AND RELATED COSTS:
--------------------------------
Retail sales . . . . . . . . . .  $   583,532   $ 1,029,074
Less: Distributor allowances on
product purchases. . . . . . . .     (195,026)     (343,109)
                                  ------------  ------------
                                      388,506       685,965
                                  ------------  ------------
Membership subscription fees . .      228,563       103,660
                                  ------------  ------------
NET REVENUES . . . . . . . . . .      617,069       789,625
                                  ------------  ------------
COST OF RETAIL SALES . . . . . .     (239,508)     (426,384)
                                  ------------  ------------
GROSS PROFIT . . . . . . . . . .      377,561       363,241
                                  ------------  ------------

EXPENSES:
--------------------------------
Advertising. . . . . . . . . . .        2,099         1,115
Auto . . . . . . . . . . . . . .        4,847        11,019
Depreciation . . . . . . . . . .        3,264         3,125
Furniture & equipment rental . .       54,052        40,353
Insurance. . . . . . . . . . . .       11,353        15,679
Legal & professional . . . . . .      125,246        39,167
Licenses & fees. . . . . . . . .       12,343           250
Management fees. . . . . . . . .       13,912        15,848
Office expenses and supplies . .       21,008        24,957
Rent . . . . . . . . . . . . . .       25,993        47,634
Repairs & maintenance. . . . . .        2,227         3,252
Salaries and related expenses. .       42,961        89,260
Subcontract labor. . . . . . . .       82,952       137,285
Telephone. . . . . . . . . . . .       17,352        31,770
Travel & entertainment . . . . .        6,679         8,702
Utilities. . . . . . . . . . . .        5,846        10,937
TOTAL EXPENSES . . . . . . . . .      432,134       480,353
                                  ------------  ------------
OPERATING INCOME (LOSS). . . . .      (54,573)     (117,112)
                                  ------------  ------------

OTHER EXPENSES:
--------------------------------
Interest expense . . . . . . . .      (18,982)      (49,248)
                                  ------------  ------------
NET (LOSS) . . . . . . . . . . .  $   (73,555)  $  (166,360)
                                  ============  ============
  Net loss per share -
  basic and fully diluted. . . .  $     (0.01)  $     (0.01)
                                  ============  ============
  Weighted average shares. . . .   13,089,626    14,939,219
                                  ============  ============



    The accompanying notes are an integral part of these financial statements




                              PEOPLESWAY.COM, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                                    Common    Common     Additional
                                    Shares     Stock     Paid-in     Retained
                                    (000's)      $       Capital     Deficit
-------------------------------------------------------------------------------
Balances, March 31, 2000. . . . .   15,607   $ 15,607   $     1,000  $(166,513)

Retirement of common stock. . . .   (2,675)    (2,675)          -0-        -0-

Issuance of common stock options.      -0-        -0-        45,000        -0-

Net loss for the year . . . . . .      -0-        -0-           -0-   (166,360)
-------------------------------------------------------------------------------
Balances, March 31, 2001. . . . .   12,932   $ 12,932   $    46,000  $(332,873)

Issuance of common stock. . . . .      487        487       121,750        -0-

Issuance of common stock options.      -0-        -0-         9,000        -0-

Net loss for the year . . . . . .      -0-        -0-           -0-    (73,555)
-------------------------------------------------------------------------------
Balances, March 31, 2002. . . . .   13,419   $ 13,419   $   176,750  $(406,428)
-------------------------------------------------------------------------------









    The accompanying notes are an integral part of these financial statements










                                        PEOPLESWAY.COM, INC.
                                      STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED MARCH 31, 2002 AND 2001




                                                                                  2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (73,555)  $(166,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Retirement of common stock. . . . . . . . . . . . . . . . . . . . . . . . .        -0-      (2,675)
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,264       3,125
Issuance of common stock options. . . . . . . . . . . . . . . . . . . . . .      9,000      45,000
Issuance of common stock to consultants . . . . . . . . . . . . . . . . . .    122,237         -0-
(Increase) decrease in prepaid expenses . . . . . . . . . . . . . . . . . .      1,030      (3,380)
Increase in accounts payable and accrued expenses . . . . . . . . . . . . .     36,568      45,369
Increase (decrease) in deferred revenue - prepaid certificate . . . . . . .     (5,476)     12,365
Increase in outstanding checks over bank balance. . . . . . . . . . . . . .     (6,616)      5,274
(Increase) in due from related parties. . . . . . . . . . . . . . . . . . .   (108,342)    (53,631)
                                                                             ----------  ----------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .    (21,890)   (114,913)
                                                                             ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------------------------------------------
Expenditures for furniture and office equipment . . . . . . . . . . . . . .        -0-     (16,321)
                                                                             ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . .        -0-     (16,321)
                                                                             ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------------------------
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . . . .     20,000     115,000
Proceeds from stockholder loan, net . . . . . . . . . . . . . . . . . . . .      1,440         -0-
Proceeds from related parties, net. . . . . . . . . . . . . . . . . . . . .      1,600      16,990
                                                                             ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .     23,040     131,990
                                                                             ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .      1,150         756

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . .      1,392         636
                                                                             ----------  ----------
END OF THE YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,542   $   1,392
                                                                             ==========  ==========













    The accompanying notes are an integral part of these financial statements


                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Business  -  The  Company provides E-commerce Internet web sites for sale of its
--------
products, primarily cosmetics, beauty products, health supplements, jewelry, specialty items and flowers, to customers across the world. The majority of its customers are in the United States of America and Canada. Members pay the Company a monthly membership subscription fee to maintain their website and their active member status with the Company.

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

Web  Site  Research  and Development - All costs incurred during the application
------------------------------------
development stage of web site research and development were capitalized. All training and application maintenance costs incurred during the post implementation (operation stage) are expensed andaaa all upgrades and enhancements incurred during the post implementation (operations stage) are capitalized. However, none incurred in 2002 and 2001.



                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2002 and 2001
                   ===========================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

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

Advertising Costs - Advertising costs are expensed as incurred. The Company does
-----------------
not incur any direct-response advertising costs. Advertising expense totaled $2,099 and $1,115 for the years ended March 31, 2002 and 2001, respectively.

Capitalized  Software  Costs  -  Software  development  costs are required to be
----------------------------
capitalized when a product's technological feasibility has been established by completion of a working model of the product and ending when a product is available for general release to customers. To date, completion of a working model of its products and general release have substantially completed. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

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







                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')
-----------------------------------------------------------

Income  Taxes  (Cont') -Deferred tax assets are reduced by a valuation allowance
----------------------
when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

Fixed  Assets - Fixed assets are stated at cost. Depreciation is provided by the
-------------
straight-line  method  over  the  estimated  economic  life  of  five  years.

Recent  Accounting  Pronouncements  -  In  July  2001,  the Financial Accounting
----------------------------------
Standards Board issued Statement of Financial Accounting Standards (SFAS) No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 generally establishes a standard framework which to measure impairment of long-lived assets and expands the Accounting Principles Board ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" to include a component of the entity (rather than a segment of the business). SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect SFAS No. 144 to have a material effect on its financial condition and cash flows.


                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2002 and 2001
                   ===========================================

NOTE B - GOING CONCERN
----------------------

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations to date. It experienced a loss of $505 and $166,360 during 2002 and 2001, respectively, and had a net deficiency in equity of $216,259 and a net working capital deficit of $206,291 as of March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE C - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Supplemental disclosures of cash flow information for the years ended March 31, 2002 and 2001 are summarized as follows:

Cash  paid  during  the  period  for  interest  and  income  taxes:
                                             2002          2001
                                             ----          ----
          Income Taxes                     $   --         $   --
          Interest                         $  960         $  667

NOTE D - INCOME TAXES
---------------------

Due to the operating loss and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the years ended March 31, 2002 and 2001.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2002 is as follows:

     Total deferred tax assets               $ 110,000
     Valuation allowance                      (110,000)
                                            -----------
          Net deferred tax asset               $     --
                                            ===========



                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2002 and 2001
                   ===========================================

NOTE D - INCOME TAXES (CONT')
-----------------------------

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended March 31, 2002 and 2001 is as follows:

                                                           2002          2001
                                                           ----          ----
     Income tax computed at the federal statutory rate      34%           34%
     State income taxes, net of federal tax benefit         4%             4%
                                                           ----          ----
Valuation allowance                                        (38%)         (38%)
                                                           ----          ----
                                                             0%            0%
                                                           ====          =====

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $1,000 in 2002.

As of March 31, 2002, the Company had federal and state net operating loss carryforwards in the amount of approximately $288,000, which expire at various times through the year 2022.

NOTE  E  -  STOCKHOLDER  LOAN  PAYABLE
--------------------------------------

In a prior year and during the year ending March 31, 2002, the Company borrowed $7,000 and $1,440, respectively, in working capital debt financing from one of the Company's officers. The entire balance is payable on demand with interest at a rate of 8% per annum. The officer has waived accrued interest through March 31, 2002 and effects of imputed interest are not material to the financial statements taken as a whole.

NOTE F - RELATED PARTY TRANSACTIONS, DEPENDENCY AND CONCENTRATION OF RISK
-------------------------------------------------------------------------

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




                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2002 and 2001

NOTE F - RELATED PARTY TRANSACTIONS, DEPENDENCY AND CONCENTRATION
-----------------------------------------------------------------
OF RISK (CONT.)
---------------

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

The composition of amounts due to/from related parties in the accompanying Balance Sheet at March 31, 2002 is as follows:

Due from related party holding company                        $  96,799
Due from related party holding company's subsidiary (#1)         66,870
Due to related party holding company's subsidiary (#2)          (25,500)
Due to party related through common directorship                (15,422)
Due  to  other  related  parties                                (19,268)

Included in the accompanying Statements of Operations are sales to the customers of the related parties of $346,568 and $666,482 and related party expenses of $316,045 and $637,783 for the years ended March 31, 2002 and 2001, respectively.

NOTE G - DEFERRED REVENUE AND RELATED PREPAID EXPENSES
------------------------------------------------------

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

Included in the accompanying Balance Sheet is deferred revenue of $203,739 and related prepaid expenses of $104,080 at March 31, 2002.


                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2002 and 2001

NOTE H - NOTES PAYABLE
----------------------

Notes payable at March 31, 2002 consist of the following:

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due October 2002.                         $   100,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due October 2002.                         $    10,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due December 2003.                         $    2,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due August 2003.                           $    5,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003.                             $    1,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003.                             $    1,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003.                             $    2,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003.                             $    7,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003.                             $    2,000




                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2002 and 2001

NOTE H - NOTES PAYABLE (CONT')
------------------------------

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due October 2002.                         $    5,000
     TOTAL                                             $  135,000
      Less: current portion                            $  115,000
      Long-term portion                                $   20,000

The  entire  long-term portion above is due in fiscal year ended March 31, 2003.

NOTE I - STOCK OPTIONS
----------------------

In October 2000, the Company issued stock options to three investors that had executed three notes payable. The stock options vested immediately. The options allow the investors to purchase 115,000 shares of the Company's stock at $1.00 per share. The options expire at various times through January 2003. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options. During the year ended March 31, 2001, the Company recorded an expense of $45,000, equal to the estimated fair value of the options at the date of grant. The fair market value was calculated using the Black-Scholes options pricing model, assuming 5.83% risk-free interest, 0% dividend yield, 60% volatility, and a 2.25-year expected life.

During the year ended March 31, 2002, the Company issued stock options to seven investors that had executed seven notes payable. The stock options vested immediately. The options allow the investors to purchase 20,000 shares of the Company's stock at $1.00 per share. The options expire at various times ranging from June 2003 through December 2003. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options. During the year ended March 31, 2002, the Company recorded an expense of $9,000, equal to the estimated fair value of the options at the date of grant. The fair market value was calculated using the Black-Scholes options pricing model, assuming 5.65% risk-free interest, 0% dividend yield, 60% volatility, and a 2.00-year expected life.








                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2002 and 2001

NOTE  J  -  SEGMENT  REPORTING
------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2002 and 2001.

NOTE K - EQUITY
---------------

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

During the year ended March 31, 2002, 487,000 common shares were issued to consultants and officers as compensation for services rendered to the Company and valued at the fair market value of the shares at the time of issuance as determined by a third party source. 95,000 of these common shares were issued to the Company's officers.

















Item 8. Changes with and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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




Name . . . . . . . . . . . . . .  Age  Position   Date Position Commenced
--------------------------------  ---  ----------------------------------

Donald R. "Pete" Monroe. . . . .   57  Chairman                             8/99

Matthew M. Monroe. . . . . . . .   32  President & Director                 8/99

Eugene M. Johnston . . . . . . .   38  CEO, Secretary/                      8/99
                                       Treasurer & Director

Julie B. Jordan. . . . . . . . .   42  Executive Producer                  10/99



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


Family  Relationships

     The following table details the family relationships among our directors and officers.



Name. . . . . . . . . . . . . . . . . .  Position     Relationships
---------------------------------------  ---------    ------------------------------------------

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

Item  10.  Executive  Compensation

None of our directors or officers have received any compensation from Peoplesway, including salary, stock, stock options, or otherwise, and no compensation is accruing. There are no arrangements or agreements for employment, compensation, or change in control that exist with Peoplesway for either our officers or directors. Our officers and directors are presently compensated by DRM and/or RMC Group, Inc., at the same levels at which they were compensated prior to the formation of Peoplesway, and it is anticipated that this arrangement will continue for the foreseeable future. There is one office administrative employee. All other individuals who provide services for Peoplesway are either additional employees of DRM and/or RMC Group, Inc., which are paid directly by those companies, or Peoplesway's independent contractors, and it is anticipated that this arrangement will continue for the foreseeable future.

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management

     (a)  Security  Ownership  of  Certain  Beneficial  Owners

   The following Table sets forth the shares held by those persons who own more than five percent of Peoplesway's common stock as of March 31, 2002, based upon 13,664,257 shares outstanding.




                            Name and address of
Title of Class . . . . . .  beneficial owner         Number of shares   Percent of class
--------------------------  -----------------------  -----------------------------------


Common . . . . . . . . . .  Donald R. "Pete" Monroe        12,329,000           90.2%
                            2969 Interstate Street
                            Charlotte, NC  28208





(b) Security Ownership of Management

     The following table sets forth the shares held by Peoplesway directors and officers as of March 31, 2002.




                            Name and address of
Title of Class . . . . . .  beneficial owner         Number of shares   Percent of class
--------------------------  -----------------------  -----------------------------------


Common . . . . . . . . . .  Donald R. "Pete" Monroe       12,329,000           90.2%
                            2969 Interstate Street
                            Charlotte, NC  28208

Common . . . . . . . . . .  Matthew M. Monroe                 30,000            .2%
                            2969 Interstate Street
                            Charlotte, NC  28208

Common . . . . . . . . . .  Eugene M. Johnston                30,000            .2%
                            2969 Interstate Street
                            Charlotte, NC  28208



     Ownership of shares by directors and officers of Peoplesway as a group:
90.6%

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

Item  13.  Exhibits  and  Reports  on  Form  8-K

     (a)  Financial  Statements
1.  The  following  financial  statements of Peoplesway are included in Part II,
Item  7:
Independent Auditors' Report                         20
Balance Sheet - March 31, 2002                       21
Statements of Operations - Years Ended
     March 31, 2002 and 2001                         22
Statements of Cash Flows - Years Ended
     March 31, 2002 and 2001                         23
Statements of Stockholders' Equity - Years Ended
     March 31, 2002 and 2001                         24
Notes to Financial Statements                     25-32

          2. Exhibits
3. Articles of Incorporation as amended and bylaws are incorporated by reference to Exhibit No. 1 of Form 10-SB as amended filed November 2000.

10.1. Agreement between the Company and DRM dated January 1, 2002.

23. Consent of Auditors

(b) Reports on Form 8-K
     None.








                             SIGNATURE PAGE FOLLOWS
                             ----------------------





                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         PEOPLESWAY.COM, INC.

Date: July 6, 2002                    By: /s/ Eugene M. Johnston
                                      --------------------------
                                       Eugene M. Johnston
                                       CEO, Secretary/Treasurer and Director

Date: July 6, 2002                    By: /s/ Matthew M. Monroe
                                      -------------------------
                                      Matthew M. Monroe
                                      President and Director

Date: July 6, 2002                    By: /s/ Donald R Monroe
                                      -----------------------
                                      Donald R. Monroe
                                      Chairman of the Board