Form 10KSB/A
period 2002-03-31
PEOPLESWAY COM INC
filed 2002-07-17
CIK 1101816

41

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

                                 AMWENDMENT NO. 1

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



Risk  Factors.
--------------

     Limited  Operating  History.

     We have had limited operations since our inception in 1980, and since becoming Peoplesway in September 1999. We have accumulated $498,444 in losses for our first thirty-one months of operations as Peoplesway (September 1, 1999 through March 31, 2002), none of our operations have proven successful, and there is no assurance that we can profitably market our present products and services.

     Operating  Results.

     We had limited net revenues ($617,069) and losses ($165,971) for the year Ended March 31, 2002.

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

Item  6.  Management's  Discussion  and  Analysis

Selected Financial Data
-----------------------

For  the  years  ended  March  31,  2002  and  2001.

                                      2002          2001
                                      ----          ----

     Net  Revenues                $619,069     $789,625

     Net  Loss                    (165,971)     (166,360)
     Net  Loss  per  Common  Share    (.01)         (.01)
     Weighted  Average  Common
      Shares  Outstanding       13,089,626    14,939,219




At  March  31,  2002  and  2001

                                     2002          2001
                                     ----          ----

     Total  Assets                $280,223     $173,329
     Working  Capital  Deficit    (206,191)    (158,941)
     Shareholders'  Deficit       (216,259)    (273,941)

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

Income  /  Loss

Net loss for the year ended March 31, 2002 was $165,971 as compared to a net loss of $166,360 in the comparable period in 2001. We recognized an increase of gross profit of $14,320 for the year ended March 31, 2002 coupled with an increase of $29,877 in expenses as detailed below and a decrease of $30,266 in interest expense in connection with the ten note payables incurred during the year and related decrease in the number of stock options granted thereon.

The Company expects to continue to incur losses at least through fiscal 2003 and there can be no assurance that the Company will achieve or maintain profitability or that its revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses for the year ended March 31, 2002 were $524,550 versus $480,353 in the comparable period in 2001. The following decreases in expenses were noted during the year ended March 31, 2002:
     Automobile expenses decreased $6,172 due to less employee travel reimbursements made during the year.
     Furniture and equipment rental increased $13,699 due primarily to new computer and office equipment used during the year and more intercompany allocations made.
     Salaries and subcontract labor decreased a total of $130,482 due to less staff needed to administer our operations and market our products and services. Employee and consultants' cutbacks were made in order to trim expenses.
     Interest expense decreased $30,266 in connection with the notes payable issued to seven additional investors during the year ended March 31, 2002 and fewer stock options granted to the individuals. We issued 20,000 options during the year ended March 31, 2002 versus 115,000 in the prior year. There were fewer options issued resulted in less of interest expense calculated under the Black-Scholes option-pricing model.

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

Liquidity  and  Capital  Resources
----------------------------------

For  the  Years  Ended  March  31,  2002  and  2001

Cash flows used in operations were a negative $21,890 for the year ended March 31, 2002 versus $114,913 in the comparable period in 2001. Negative cash flows from operating activities were primarily attributable to the net loss from operations and an increase in amounts due from related parties that were $165,971 and $108,342, respectively. This was partially offset by common stock issued for services of $214,653.

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
                                                                ----------

STOCKHOLDERS' DEFICIT:
--------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
13,419,969 issued  and outstanding at  March 31, 2002) . . . .     13,419
Additional paid-in-capital . . . . . . . . . . . . . . . . . .    269,166
Retained deficit . . . . . . . . . . . . . . . . . . . . . . .   (498,844)
TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . .   (216,259)
                                                                ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .  $ 280,223
                                                                ==========



    The accompanying notes are an integral part of these financial statements



                              PEOPLESWAY.COM, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                                         2002          2001
REVENUES AND RELATED COSTS:
--------------------------------
Retail sales . . . . . . . . . .  $   583,532   $ 1,029,074
Less: Distributor allowances on
product purchases. . . . . . . .     (195,026)     (343,109)
                                  ------------  ------------
                                      388,506       685,965
                                  ------------  ------------
Membership subscription fees . .      228,563       103,660
                                  ------------  ------------
NET REVENUES . . . . . . . . . .      617,069       789,625
                                  ------------  ------------
COST OF RETAIL SALES . . . . . .     (239,508)     (426,384)
                                  ------------  ------------
GROSS PROFIT . . . . . . . . . .      377,561       363,241
                                  ------------  ------------

EXPENSES:
--------------------------------
Advertising. . . . . . . . . . .        2,099         1,115
Auto . . . . . . . . . . . . . .        4,847        11,019
Depreciation . . . . . . . . . .        3,264         3,125
Furniture & equipment rental . .       54,052        40,353
Insurance. . . . . . . . . . . .       11,353        15,679
Legal & professional . . . . . .      155,966        39,167
Licenses & fees. . . . . . . . .       12,343           250
Management fees. . . . . . . . .       13,912        15,848
Office expenses and supplies . .       21,008        24,957
Rent . . . . . . . . . . . . . .       25,993        47,634
Repairs & maintenance. . . . . .        2,227         3,252
Salaries and related expenses. .       42,961        89,260
Subcontract labor. . . . . . . .      144,648       137,285
Telephone. . . . . . . . . . . .       17,352        31,770
Travel & entertainment . . . . .        6,679         8,702
Utilities. . . . . . . . . . . .        5,846        10,937
TOTAL EXPENSES . . . . . . . . .      524,550       480,353
                                  ------------  ------------
OPERATING INCOME (LOSS). . . . .     (146,989)     (117,112)
                                  ------------  ------------

OTHER EXPENSES:
--------------------------------
Interest expense . . . . . . . .      (18,982)      (49,248)
                                  ------------  ------------
NET (LOSS) . . . . . . . . . . .  $  (165,971)  $  (166,360)
                                  ============  ============
  Net loss per share -
  basic and fully diluted. . . .  $     (0.01)  $     (0.01)
                                  ============  ============
  Weighted average shares. . . .   13,089,626    14,939,219
                                  ============  ============



    The accompanying notes are an integral part of these financial statements




                              PEOPLESWAY.COM, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001



                                    Common    Common     Additional
                                    Shares     Stock     Paid-in     Retained
                                    (000's)      $       Capital     Deficit
-------------------------------------------------------------------------------
Balances, March 31, 2000. . . . .   15,607   $ 15,607   $     1,000  $(166,513)

Retirement of common stock. . . .   (2,675)    (2,675)          -0-        -0-

Issuance of common stock options.      -0-        -0-        45,000        -0-

Net loss for the year . . . . . .      -0-        -0-           -0-   (166,360)
-------------------------------------------------------------------------------
Balances, March 31, 2001. . . . .   12,932   $ 12,932   $    46,000  $(332,873)

Issuance of common stock. . . . .      487        487       214,166        -0-

Issuance of common stock options.      -0-        -0-         9,000        -0-

Net loss for the year . . . . . .      -0-        -0-           -0-   (165,971)
-------------------------------------------------------------------------------
Balances, March 31, 2002. . . . .   13,419   $ 13,419   $   269,166  $(498,844)
-------------------------------------------------------------------------------









    The accompanying notes are an integral part of these financial statements










                                        PEOPLESWAY.COM, INC.
                                      STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED MARCH 31, 2002 AND 2001




                                                                                  2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------------------------------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(165,971)  $(166,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Retirement of common stock. . . . . . . . . . . . . . . . . . . . . . . . .        -0-      (2,675)
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,264       3,125
Issuance of common stock options. . . . . . . . . . . . . . . . . . . . . .      9,000      45,000
Issuance of common stock to consultants . . . . . . . . . . . . . . . . . .    214,653         -0-
(Increase) decrease in prepaid expenses . . . . . . . . . . . . . . . . . .      1,030      (3,380)
Increase in accounts payable and accrued expenses . . . . . . . . . . . . .     36,568      45,369
Increase (decrease) in deferred revenue - prepaid certificate . . . . . . .     (5,476)     12,365
Increase in outstanding checks over bank balance. . . . . . . . . . . . . .     (6,616)      5,274
(Increase) in due from related parties. . . . . . . . . . . . . . . . . . .   (108,342)    (53,631)
                                                                             ----------  ----------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . .    (21,890)   (114,913)
                                                                             ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------------------------------------------
Expenditures for furniture and office equipment . . . . . . . . . . . . . .        -0-     (16,321)
                                                                             ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . .        -0-     (16,321)
                                                                             ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------------------------
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . . . .     20,000     115,000
Proceeds from stockholder loan, net . . . . . . . . . . . . . . . . . . . .      1,440         -0-
Proceeds from related parties, net. . . . . . . . . . . . . . . . . . . . .      1,600      16,990
                                                                             ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .     23,040     131,990
                                                                             ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . .      1,150         756

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . .      1,392         636
                                                                             ----------  ----------
END OF THE YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   2,542   $   1,392
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


                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2002 and 2001
                   ===========================================

NOTE B - GOING CONCERN
----------------------

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations to date. It experienced a loss of $165,971 and $166,360 during 2002 and 2001, respectively, and had a net deficiency in equity of $216,259 and a net working capital deficit of $206,291 as of March 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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