Form 10QSB
period 2002-06-30
PEOPLESWAY COM INC
filed 2002-08-20
CIK 1101816

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
August  19,  2002:  13,772,857














                              INDEX TO FORM 10-QSB
                              --------------------

                                                                       Page No.
                                                                       --------
PART I
------

Item 1.     Financial Statements
     Balance Sheets - March 31, 2002 and June 30, 2002                         3

     Statements of Operations - Three Months Ended June 30, 2002 and 2001      4

     Statements of Cash Flows - Three Months Ended June 30, 2002
     and 2001                                                                  5

     Notes to Financial Statements                                             6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                       7-17

PART II
-------

Item 1.     Legal Proceedings                                                 17

Item 2.     Changes in Securities                                             17

Item 3.     Defaults Upon Senior Securities                                   17

Item 4.     Submission of Matters to a Vote of Security Holders               17

Item 5.     Other Information                                                 17

Item 6.     Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                    18



























                                       PEOPLESWAY.COM, INC.
                                          BALANCE SHEETS
                              AS OF JUNE 30, 2002 AND MARCH 31, 2002

                                                                 (Unaudited)
                                                                 June 30, 2002    March 31, 2002
ASSETS
--------------------------------------------------------------

CURRENT ASSETS:
--------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $        7,926   $         2,542
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .             607                 -
Due from related parties . . . . . . . . . . . . . . . . . . .         293,903           163,669
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .         103,696           104,080
                                                                ---------------  ----------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .         406,132           270,291
                                                                ---------------  ----------------

FIXED ASSETS:
--------------------------------------------------------------
Furniture and office equipment . . . . . . . . . . . . . . . .          16,321            16,321
Accumulated depreciation . . . . . . . . . . . . . . . . . . .          (7,205)           (6,389)
NET FIXED ASSETS . . . . . . . . . . . . . . . . . . . . . . .           9,116             9,932
                                                                ---------------  ----------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $      415,248   $       280,223
                                                                ===============  ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------

CURRENT LIABILITIES:
--------------------------------------------------------------
Accounts payable and accrued expenses. . . . . . . . . . . . .  $      142,292   $        84,835
Excess of outstanding checks over bank balance . . . . . . . .           4,278             4,278
Deferred revenue - prepaid certificate . . . . . . . . . . . .         198,957           203,739
Due to related parties . . . . . . . . . . . . . . . . . . . .          47,822            60,190
Current portion of notes payable . . . . . . . . . . . . . . .         115,000           115,000
Stockholder loan payable . . . . . . . . . . . . . . . . . . .           8,440             8,440
                                                                ---------------  ----------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .         516,789           476,482
                                                                ---------------  ----------------

LONG TERM LIABILITIES:
--------------------------------------------------------------
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .          30,547            20,000
                                                                ---------------  ----------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .         547,336           496,482
                                                                ---------------  ----------------

STOCKHOLDERS' DEFICIT:
--------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
13,639,402 and 13,419,969 issued and outstanding at June 30,
2002 and March 31, 2002, respectively) . . . . . . . . . . . .          13,639            13,419
Additional paid-in-capital . . . . . . . . . . . . . . . . . .         384,146           269,166
Retained deficit . . . . . . . . . . . . . . . . . . . . . . .        (529,873)         (498,844)
                                                                ---------------  ----------------
TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . .        (132,088)         (216,259)
                                                                ---------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .  $      415,248   $       280,223
                                                                ===============  ================



    The accompanying notes are an integral part of these financial statements



                              PEOPLESWAY.COM, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001



                                             2002          2001
REVENUES AND RELATED COSTS:
------------------------------------
Retail sales . . . . . . . . . . . .  $   456,131   $   162,124
Less: Distributor allowances on
product purchases. . . . . . . . . .      (92,562)      (33,642)
                                          363,569       128,482
                                      ------------  ------------
Other revenue. . . . . . . . . . . .        7,500         3,487
                                      ------------  ------------
NET REVENUES . . . . . . . . . . . .      371,069       131,969
                                      ------------  ------------
COST OF RETAIL SALES . . . . . . . .     (162,437)      (49,194)
                                      ------------  ------------

GROSS PROFIT . . . . . . . . . . . .      208,632        82,775
                                      ------------  ------------

EXPENSES:
------------------------------------
Selling, general and administrative.      237,306        72,308
                                      ------------  ------------
TOTAL EXPENSES . . . . . . . . . . .      237,306        72,308
                                      ------------  ------------
OPERATING INCOME (LOSS). . . . . . .      (28,674)       10,467
                                      ------------  ------------

OTHER EXPENSES:
------------------------------------
Interest expense . . . . . . . . . .       (2,355)       (2,244)
                                      ------------  ------------
NET INCOME (LOSS). . . . . . . . . .  $   (31,029)  $     8,223
                                      ============  ============

  Net income (loss) per share -
  basic and fully diluted. . . . . .  $        **   $        **
                                      ============  ============
  Weighted average shares. . . . . .   13,584,735    12,932,969
                                      ============  ============

** Less than $.01




    The accompanying notes are an integral part of these financial statements

















                                   PEOPLESWAY.COM, INC.
                                 STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001



                                                                          2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------------------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $ (31,029)  $  8,223
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .        816        400
Common stock issued for services. . . . . . . . . . . . . . . . . .    115,200          -
(Increase) decrease in prepaid expenses . . . . . . . . . . . . . .        384       (366)
(Increase) in inventory . . . . . . . . . . . . . . . . . . . . . .       (607)         -
Increase in accounts payable and accrued expenses . . . . . . . . .     57,457      9,905
Increase (decrease) in deferred revenue - prepaid certificate . . .     (4,782)     1,008
(Increase) in due from related parties. . . . . . . . . . . . . . .   (130,234)    (7,487)
                                                                     ----------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . .      7,205     11,683
                                                                     ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------------------------------------
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . .     10,547     21,200
Proceeds from / repayments to related parties . . . . . . . . . . .    (12,368)   (20,557)
                                                                     ----------  ---------
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,821)       643
                                                                     ----------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . .      5,384     12,326
                                                                     ----------  ---------
CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . .      2,542      1,392
                                                                     ----------  ---------
END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   7,926   $ 13,718
                                                                     ----------  ---------
SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
Common stock issued for services. . . . . . . . . . . . . . . . . .  $ 115,200   $      -
                                                                     ----------  ---------








    The accompanying notes are an integral part of these financial statements











                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                              PEOPLESWAY.COM, INC.
                            June 30, 2002 (UNAUDITED)


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

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2002 (unaudited) and March 31, 2002, the results of operations for the three months ended June 30, 2002 and 2001, and cash flows for the three months ended June 30, 2002 and 2001. The results for the three months ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003.

NOTE  2  -  EARNINGS  (LOSS)  PER  SHARE
----------------------------------------

The  following  represents  the  calculation  of  earnings  (loss)  per  share:

                               Three           Three
                               Months  Ended   Months  Ended
BASIC & FULLY DILUTED          June 30, 2001   June 30, 2002
-----     ---------------      ------------------------------

Net income (loss)               $    8,223     $  (31,029)

Less- preferred stock dividends         -0-            -0-
                               --------------- --------------
Net income (loss)               $    8,223     $  (31,029)

Weighted average number
Of common shares                12,932,969      13,584,735
                               =============== ==============
Basic& Fully Diluted
Income (loss) per share         $       **     $        **
                               =============== ==============

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

Recent  History
---------------

     Peoplesway, Inc., a closely-held North Carolina corporation incorporated in August 1999, was acquired by Prospector Energy, Inc. ("Prospector") in a reverse acquisition, as a wholly-owned subsidiary on September 1, 1999 in a stock for stock tax free exchange, whereby all outstanding shares of Peoplesway were exchanged for 12,500,000 shares of Prospector. At inception, Prospector was authorized to issue 30,000,000 shares of common voting stock, par value one cent ($0.01) per share. Pursuant to the acquisition of Peoplesway and resulting amendments to the articles of incorporation, the authorized shares of common stock increased to 100,000,000, the par value was changed to $.001, a 400 to 1 reverse split of Prospector's common stock was effected, resulting in 107,328 shares being issued and outstanding immediately prior to the acquisition, and the company changed its name to Peoplesway.Com, Inc. Following the conversion of a convertible debenture, there are an additional 3,000,000 shares outstanding, for a total of 13,772,857 shares of common stock outstanding. During November 2000, 2,675,000 of these shares were sent back to the Company's treasury and retired.

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

Internet  Security
------------------

     One of the largest barriers to a potential customer's willingness to conduct commerce over the Internet is the perceived ability of unauthorized persons to access and use personal information about the user, such as credit card account numbers, social security numbers and bank account information. Concerns about the security of the Internet include the authenticity of the user (i.e., is the user accurately identified), verification and certification methods of who these users are, and privacy protection for access to private information transmitted over the Internet. However, recent advances in this area have greatly reduced the possibility of such unauthorized access or use.
Employing state-of-the-art encryption software, we ensure the privacy and protection of our customers. We have not experienced any occasion in which a user's credit card was misappropriated while transacting business on Peoplesway.

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

Marketing  and  Advertising
---------------------------

     By leveraging the DRM sales force, we are simultaneously opening Internet Web sites and marketing the current Peoplesway product lines. Each independent contractor is encouraged by Peoplesway and DRM to open a sub-Web site at Peoplesway.com. For example, John Doe would have a site address of www.peoplesway.com/johndoe. John Doe will advertise his site and will receive a commission for each sale ordered on his site. John Doe's only responsibility is to advertise his site. Inventory, shipping, merchant accounts, payments and customer service will be handled by Peoplesway its subsidiaries and affiliates. It is envisioned that thousands of site owners will individually advertise to thousands of Internet shoppers to come and shop at their site. As of June 30, 2002, after thirty-three months of operations, we have added 1,400 new members and have in excess of 500 sub websites.

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




     Reliance  on  Existing  Alliance

      Peoplesway's operations are primarily dependent upon the existence of the alliance with DRM and its subsidiaries, and the contracts that exist between DRM and vendors. Formal written agreements have been established with DRM and their subsidiaries such that all goods and service, which DRM or its subsidiaries offer for sale, are listed on, and for sale through Peoplesway. However, the loss of this alliance or a downturn in the business of DRM would have a material adverse effect on our present and contemplated business operations.

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

     Shares  Eligible  for  Future  Sales.

     Sales of unrestricted securities may also have an adverse effect on any market that may develop in Peoplesway's common stock. Of the 13,772,857 currently outstanding shares of Peoplesway's common stock, 107,328 have satisfied the two-year "holding period" requirements of Rule 144(k), meaning that they can presently be sold. In addition, of the 13,772,857 shares, 12,500,000 were issued on October 18, 1999, and under Rule 144 of the Securities Act of 1933, if certain conditions are satisfied, a limited number of these shares, up to 1% of the total issued and outstanding shares approximately
137,000 of these shares up to 1% of the issued and outstanding shares of the Company, could be sold during any three month period. Once these shares enter the market, their sale may have a depressive effect on the market price of our stock.

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

     Risks  of  "Penny  Stock."

     Peoplesway's common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until November 1999, there had been no "established public market" for Peoplesway's common stock during the last five years. While our stock has traded between $.12 and $5.36 per share since November 1999, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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


     NASD  OTC  Bulletin  Board  Quotations.

     Our common stock is currently quoted on the OTC Bulletin Board under the symbol "PLWY".

RESULTS OF OPERATIONS
---------------------

For  the  Three  Months  Ended  June  30,  2002  and  2001.

Retail  Sales  and  Net  Revenues
---------------------------------

          Retail sales and net revenues for the three months ended June 30, 2002 were $456,131 and $371,069 versus $162,124 and $131,969, respectively, for the comparable period in 2001, an increase of 181%, respectively. This increase in net revenues was primarily attributable to the Company's aggressive marketing campaign and growing brand awareness. Net revenues consisted of product sales, monthly service fees and business aid sales. We plan to accelerate growth of sales in 2002 by increasing expenditures on marketing and growing public awareness of products and the expanded agreement with DRM.

     Expenses
     --------

          Selling, general and administrative expenses for the three-month period ended June 30, 2002 were $237,306, versus $72,308 for the comparable period in 2001, an increase of 228%. Notable expense increases for the three months ended June 30, 2002 include subcontract labor and consulting expenses that increased $115,200. Such increase was primarily attributable to the company's issuance of 219,433 common shares to consultants during the period ended June 30, 2002. We do not anticipate incurring these type of expenses during the remainder of the current fiscal year.

          We expect increases in certain expenses such as advertising through fiscal 2003 as the Company moves toward increasing development and marketing of our products.

Cost  of  Sales
---------------

          One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

          Cost of sales for the three months ended June 30, 2002 was $162,437 versus $49,194 for the same period in 2001. The increase was due to the focus on increasing in the Company's sales for higher margin products during the period. Gross product margins and product prices remained relatively constant during the year.

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

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Three  Months  Ended  June  30,  2002  and  2001.

          Cash flows provided by operations were $7,205 for the three months ended June 30, 2002 versus $11,683 for the same period in 2001. Management believes this represents a significant achievement in operations as the Company continued to display profitable quarters and positive cash flows form operations.

          Cash flows generated from (used in) financing activities were $(1,821) for the three months ended June 30, 2002 versus $643 in the same period in 2001. The cash flows during the three months ended June 30, 2002 and 2001 reflected $10,547 and $21,200, respectively, in additional notes payable issued by the Company during the respective quarters. This was somewhat offset by $12,368 and $20,557 in repayments to related parties during the respective periods.

          We have funded our cash needs from inception through June 30, 2002 with a series of related party, debt, and equity transactions.

          We will substantially rely on the existence of revenue from product sales and from the projected revenues of www.Peoplesway.com. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of www.Peoplesway.com fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning part of fiscal 2003 will significantly affect the cash position of the Company and move us toward a position where the raising of additional funds through equity or debt financing will be necessary.

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

Item  2.  Changes  in  Securities
-------

On April 19, 2002 and June 7, 2002, certain consultants were issued 199,833 and 19,600 shares of common stock, respectively, in exchange for services rendered. These transactions were valued at our closing stock prices on the dates of issuance of $.55 and $.27 or $109,908 and $5,292, respectively.

Item  3.  Defaults  upon  Senior  Securities
-------

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
-------

None.

Item  5.  Other  Information
-------

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K
-------

     (a)  Exhibits
          --------
     3 Articles of incorporation, as amended and bylaws are hereby incorporated by reference into Form 10-SB as amended filed March 23, 2001.
     10.1  Consulting  agreement  with  Prosperitus  Capital  Corp.
     10.2  Consulting  agreement  with  Jean-Francois  Amyot

     (b)  Reports  on  Form  8-K
          ----------------------
      NONE












                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLESWAY.COM, INC.
                                        (Registrant)



Date:  August 19, 2002                  ________________________
                                        /S/Gene Johnston
                                        Chief Executive Officer