Form 10QSB
period 2002-09-30
PEOPLESWAY COM INC
filed 2002-11-14
CIK 1101816

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 12, 2002: 14,846,556
















                              INDEX TO FORM 10-QSB
                              --------------------

                                                            Page No.
                                                            --------
PART I
------

Item 1.     Financial Statements
Balance Sheets - March 31, 2002 and September 30, 2002             3

Statements of Operations - Three and Six Months
Ended September 30, 2002 and 2001                                  4

Statements of Cash Flows - Six Months Ended
September 30, 2002 and 2001                                        5

Notes to Financial Statements                                      6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                           7-10

PART II
-------

Item 1.     Legal Proceedings                                     11

Item 2.     Changes in Securities                                 11

Item 3.     Defaults Upon Senior Securities
11

Item 4.     Submission of Matters to a Vote of Security Holders   11

Item 5.     Other Information                                     11

Item 6.     Exhibits and Reports on Form 8-K                      11

SIGNATURES                                                        12


























                              PEOPLESWAY.COM, INC.
                                 BALANCE SHEETS
                   AS OF SEPTEBER 30, 2002 AND MARCH 31, 2002
                                     (Unaudited)
                                  September 30, 2002

                                     ASSETS
                                     ------



CURRENT ASSETS:
--------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $       -
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .        607
Due from related parties . . . . . . . . . . . . . . . . . . .    346,369
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .    103,458
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .    450,434
                                                                ----------

FIXED ASSETS:
--------------------------------------------------------------
Furniture and office equipment . . . . . . . . . . . . . . . .     16,321
Accumulated depreciation . . . . . . . . . . . . . . . . . . .     (8,021)
NET FIXED ASSETS . . . . . . . . . . . . . . . . . . . . . . .      8,300
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $ 458,734
                                                                ----------

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------
CURRENT LIABILITIES:
--------------------------------------------------------------
Current portion of notes payable . . . . . . . . . . . . . . .  $ 115,000
Accounts payable and accrued expenses. . . . . . . . . . . . .    161,596
Excess of outstanding checks over bank balance . . . . . . . .      3,479
Deferred revenue - prepaid certificate . . . . . . . . . . . .    198,761
Due to related parties . . . . . . . . . . . . . . . . . . . .     32,341
Stockholder loan payable . . . . . . . . . . . . . . . . . . .      8,440
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .    519,617
                                                                ----------

LONG TERM LIABILITIES:
--------------------------------------------------------------
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .     30,777
TOTAL LONG TERM LIABILITIES. . . . . . . . . . . . . . . . . .     30,777
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .    550,394
                                                                ----------

STOCKHOLDERS' DEFICIT:
--------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
14,846,556 and 13,419,969 issued and outstanding at September
30, 2002 and March 31, 2002, respectively) . . . . . . . . . .     14,847
Additional paid-in-capital . . . . . . . . . . . . . . . . . .    401,329
Retained deficit . . . . . . . . . . . . . . . . . . . . . . .   (507,836)
TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . .    (91,660)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .  $ 458,734
                                                                ----------



    The accompanying notes are an integral part of these financial statements



                                        PEOPLESWAY.COM, INC.
                                STATEMENTS OF OPERATIONS (UNAUDITED)
                   FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 Three Months      Three Months    Six Months     Six Months
                                      Ended          Ended          Ended          Ended
                                  Sept 30, 2002    Sept 30, 2001    Sept 30, 2002    Sept 30, 2001
REVENUES AND RELATED
--------------------------------
COSTS:
--------------------------------
Retail sales . . . . . . . . . .  $      320,101   $      183,546   $      776,232   $      304,660
Less:Distributor allowance
on product purchases . . . . . .         (86,221)         (55,064)        (178,783)         (91,398)
                                         233,880          128,482          597,449          213,262
                                  ---------------  ---------------  ---------------  ---------------
Other revenue. . . . . . . . . .           6,560            3,487           14,060            3,587
NET REVENUES . . . . . . . . . .         240,440          131,969          611,509          216,849
                                  ---------------  ---------------  ---------------  ---------------
COST OF RETAIL
SALES. . . . . . . . . . . . . .         (73,901)         (49,194)        (236,338)         (86,955)
GROSS PROFIT . . . . . . . . . .         166,539           82,775          375,171          129,894
                                  ---------------  ---------------  ---------------  ---------------

EXPENSES:
--------------------------------
Selling, general and
administrative . . . . . . . . .         142,084           72,308          379,390          113,336
TOTAL EXPENSES . . . . . . . . .         142,084           72,308          379,390          113,336
OPERATING
INCOME  (LOSS) . . . . . . . . .          24,455           10,467           (4,219)          16,558
                                  ---------------  ---------------  ---------------  ---------------

OTHER EXPENSES:
--------------------------------
Interest expense . . . . . . . .          (2,418)          (2,244)          (4,773)          (4,764)
NET INCOME (LOSS). . . . . . . .  $       22,037   $        8,223   $       (8,992)  $       11,794
                                  ===============  ===============  ===============  ===============

  Net income (loss) per share -
  basic and fully diluted. . . .  $           **   $           **   $           **   $           **
                                  ===============  ===============  ===============  ===============
  Weighted average shares
   outstanding . . . . . . . . .      13,840,968       12,932,969       14,097,200       12,932,969
                                  ===============  ===============  ===============  ===============

** Less than $.01













    The accompanying notes are an integral part of these financial statements


                                        PEOPLESWAY.COM, INC.
                                STATEMENTS OF CASH FLOWS (UNAUDITED)
                        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




                                                                                    2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
-----------------------------------------------------------------------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (8,992)  $ 11,794
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,632        800
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .    133,590          -
(Increase) decrease in prepaid expenses . . . . . . . . . . . . . . . . . . .        622         66
(Increase) in inventory . . . . . . . . . . . . . . . . . . . . . . . . . . .       (607)         -
Increase in accounts payable and accrued expenses . . . . . . . . . . . . . .     75,963     25,407
Increase (decrease) in deferred revenue - prepaid certificate . . . . . . . .     (4,978)    (1,873)
(Increase) in due from related parties. . . . . . . . . . . . . . . . . . . .   (182,700)   (19,796)
                                                                               ----------  ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . .     14,530     16,398
                                                                               ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------------------
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . . . . .     18,766     22,713
Repayments of notes payable . . . . . . . . . . . . . . . . . . . . . . . . .     (7,989)         -
Proceeds from / repayments to related parties . . . . . . . . . . . . . . . .    (27,849)   (23,804)
                                                                               ----------  ---------
NET CASH (USED IN) FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . .    (17,072)    (1,091)
                                                                               ----------  ---------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,542)    15,307

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,542      1,392
                                                                               ----------  ---------
END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       -   $ 16,699
                                                                               ----------  ---------
SUPPLEMENTARY CASH FLOW INFORMATION OF
NON-CASH FINANCING:
Common stock issued for services. . . . . . . . . . . . . . . . . . . . . . .  $ 133,590   $      -
                                                                               ----------  ---------














    The accompanying notes are an integral part of these financial statements



                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                              PEOPLESWAY.COM, INC.
                         September 30, 2002 (UNAUDITED)


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

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2002 (unaudited) and March 31, 2002, the results of operations for the six months ended September 30, 2002 and 2001, and cash flows for the six months ended September 30, 2002 and 2001. The results for the six months ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003. These financial statements should be read in conjunction with the March 31, 2002 annual report on Form 10-KSB.

NOTE  2  -  UNCERTAINTY  -  GOING  CONCERN
------------------------------------------

     The Company has suffered recurring losses and has yet to generate an internal cash flow. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's existence is dependent on its ability to resolve its business and liquidity problems and raise additional capital for operations. Management has enacted the following plan: (1) develop additional distribution channels both domestically and internationally to increase sales and (2) raise capital for operations through the offering of additional equity. The financial statements do not include adjustments that might result from the outcome of this uncertainty.















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

Acquisitions
------------

     On August 12, 2002, we entered into an agreement to acquire all of the outstanding common shares of iNet Worldwide, Inc., ("iNet")an entity under common control, in a stock exchange agreement between the companies. The acquisition took place in October 2002 and will be accounted for using accounting similar to pooling of interest since the entity is under common control. The Agreement was adopted by the unanimous consent of the Board of Directors of the Company. The acquired entity has no significant assets or operations. However, the company will receive forgiveness in approximately $16,000 in loans due iNet and receive additional shareholders. Pursuant to the agreement, Peoplesway.com will exchange 1,000,000 shares of its common stock for 1,000,000 shares of iNet which represents all the issued an outstanding share of iNet. In addition, iNet shareholders will have one warrant to purchase Peoplesway.com common stock at $.50 per share for every iNet share owned. The warrants expire in February 2003.

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

For  the  Three  and  Six  Months  Ended  September  30,  2002  and  2001.

Retail  Sales  and  Net  Revenues
---------------------------------

          Retail sales and net revenues for the three and six months ended September 30, 2002 were $320,101 and $776,232 versus $183,546 and $304,660, respectively, for the comparable period in 2001, an increase of 74% and 154%, respectively. These increases in net revenue were primarily attributable to the Company's aggressive marketing campaign and growing brand awareness. Net revenues consisted of product sales, monthly service fees and business aid sales. We plan to accelerate growth of sales in 2003 by increasing expenditures on marketing and growing public awareness of products and the expanded agreement with DRM.

Cost  of  Sales
---------------

          Cost of sales for the three and six months ended September 30, 2002 was $73,901 and $236,338 versus $49,194 and $86,955 for the same period in 2001.
The increase was primarily due to the increase sales for the 2002 periods. Gross product margins and product prices remained relatively constant during the year.

     Expenses
     --------

          Selling, general and administrative expenses for the three and six month periods ended September 30, 2002 were $142,084 and $379,390, versus $72,308 and $113,336 for the comparable period in 2001, an increase of 97% and 235%, respectively. Notable expense increases for the three months ended
September 30, 2002 include subcontract labor and consulting expenses that increased $133,590. Such increase was primarily attributable to the company's issuance of 136,100 and 355,533 common shares to consultants during the three and six months ended September 30, 2002, respectively. We anticipate incurring these types of expenses during the remainder of the current fiscal year. In exchange for assistance with development in to new markets, we are committed to providing $5,833 worth of common shares to an outside consultant for a six-month period commencing on July 1, 2002. An automatic renewal for an additional six months is available. Our consultant will assist us in attempting to market our products and services on an international level to areas such as Europe and China.

          We expect increases in certain expenses such as consulting through fiscal 2003 as the Company moves toward increasing development and marketing of our products.

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

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Three  Months  Ended  September  30,  2002  and  2001.

          Cash flows provided by operations were $14,530 for the six months ended September 30, 2002 versus $16,398 for the same period in 2001. Management believes this represents a significant achievement in operations as the Company continued to display profitable quarters and positive cash flows form operations.

          Cash flows used in financing activities were $17,072 for the six months ended September 30, 2002 versus $1,091 in the same period in 2001. The cash flows during the three months ended September 30, 2002 and 2001 reflected $18,766 and $22,713, respectively, in additional notes payable issued by the Company during the respective periods. This was somewhat offset by $27,849 and $23,804 in repayments to related parties during the respective periods.

          We have funded our cash needs from inception through September 30, 2002 with a series of related party, debt, and equity transactions.

          We will substantially rely on the existence of revenue from product sales and from the projected revenues of our website www.Peoplesway.com. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of www.Peoplesway.com fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning part of fiscal 2003 will significantly affect the cash position of the Company and move us toward a position where the raising of additional funds through equity or debt financing will be necessary.

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

Item  2.  Changes  in  Securities
-------

During the three months ended September 30, 2002, certain consultants were issued 136,100 shares of common stock in exchange for services rendered. These transactions were valued at our closing stock prices on the various dates of issuance that equated to $18,390 during the period.

Item  3.  Defaults  upon  Senior  Securities
-------

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
-------

On August 12, 2002, a share exchange agreement was adopted by the unanimous consent of the Board of Directors of the Company to acquire all of the outstanding common shares of iNet Worldwide, Inc., an entity under common control. Pursuant to the agreement, 1,000,000 shares of iNet Worldwide, Inc.'s common stock, which equals all of the issued and outstanding stock of that company, was exchanged for 1,000,000 shares of Peoplesway.com common stock. In addition, each shareholder of iNet shall have one warrant to purchase Peoplesway.com stock at $.50 per share for each share of iNet Worldwide that they owned. The warrants expire February 28, 2003. The acquisition was completed in October 2002.

Item  5.  Other  Information
-------

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K
-------

     (a)  Exhibits
          --------
     3.1 Articles of incorporation, as amended, are hereby incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission.
    10.1  Share  exchange  agreement  with  iNet  Worldwide,  Inc.
    10.2  Consulting  agreement  with  Thomas  Radzavich
    99.1  Certified  statement  by  Chief  Executive  Officer

     (b)  Reports  on  Form  8-K
          ----------------------
 NONE



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLESWAY.COM, INC.
                                        (Registrant)



Date:  November 12, 2002                 ________________________
                                        /S/Gene Johnston
                                         Chief Executive Officer