Form 10QSB
period 2002-12-31
PEOPLESWAY COM INC
filed 2003-03-21
CIK 1101816

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2002

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of common stock outstanding as of March 20, 2003: 14,938,223















                              INDEX TO FORM 10-QSB
                              --------------------

                                                            Page No.
                                                            --------
PART I
------

Item 1.     Financial Statements

     Balance Sheets - March 31, 2002 and December 31, 2002         3

     Statements of Operations - Three and Nine Months
     Ended December 31, 2002 and 2001                              4

     Statements of Cash Flows - Nine Months Ended
     December 31, 2002 and 2001                                    5

     Notes to Financial Statements                                 6

Item 2.     Management's Discussion and Analysis
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



























                                        PEOPLESWAY.COM, INC.
                                           BALANCE SHEETS
                             AS OF DECEMBER 31, 2002 AND MARCH 31, 2002
                                                                 (Unaudited)
                                                                December 31, 2002    Mach 31, 2002
ASSETS
--------------------------------------------------------------
CURRENT ASSETS:
--------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $            1,931   $        2,542
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .                 607                -
Due from related parties . . . . . . . . . . . . . . . . . . .                   -          163,669
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .             103,663          104,080
                                                                -------------------  ---------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .             106,201          270,291
                                                                -------------------  ---------------

FIXED ASSETS:
--------------------------------------------------------------
Furniture and office equipment . . . . . . . . . . . . . . . .              16,321           16,321
         Accumulated depreciation. . . . . . . . . . . . . . .              (8,837)          (6,389)
                                                                -------------------  ---------------
         NET FIXED ASSETS. . . . . . . . . . . . . . . . . . .               7,484            9,932
                                                                -------------------  ---------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $          113,685   $      280,223
                                                                ===================  ===============
LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------

CURRENT LIABILITIES:
--------------------------------------------------------------
Accounts payable and accrued expenses. . . . . . . . . . . . .  $          173,323   $       84,835
Excess of outstanding checks over bank balance . . . . . . . .               4,278            4,278
      Deferred revenue - prepaid certificate . . . . . . . . .             201,396          203,739
      Due to related parties . . . . . . . . . . . . . . . . .                   0           60,190
      Current portion of notes payable . . . . . . . . . . . .             115,000          115,000
Stockholder loan payable . . . . . . . . . . . . . . . . . . .               8,440
                                                                -------------------  ---------------
  TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . .             493,997          476,482
                                                                -------------------  ---------------
LONG TERM LIABILITIES:
--------------------------------------------------------------
      Stockholder loan payable . . . . . . . . . . . . . . . .               8,440                -
      Notes payable. . . . . . . . . . . . . . . . . . . . . .              37,672           20,000
                                                                -------------------  ---------------
  TOTAL LONG TERM LIABILITIES. . . . . . . . . . . . . . . . .              46,112           20,000
                                                                -------------------  ---------------
  TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . .             540,109          496,482
                                                                -------------------  ---------------

STOCKHOLDERS' DEFICIT:
--------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
14,938,223 and 13,419,969 issued and outstanding at December
31, 2002 and March 31, 2002, respectively) . . . . . . . . . .  $           14,938   $       13,419
      Additional paid-in-capital . . . . . . . . . . . . . . .             412,729          269,166
      Retained deficit . . . . . . . . . . . . . . . . . . . .            (854,091)        (498,844)
                                                                -------------------  ---------------
       TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . .            (426,424)        (216,259)
                                                                -------------------  ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . .             113,685          280,223
                                                                ===================  ===============




    The accompanying notes are an integral part of these financial statements




                                                 PEOPLESWAY.COM, INC.
                                               STATEMENTS OF OPERATIONS
                            FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                       Three Months     Three Months   Nine Months     Nine Months
                                            Ended          Ended          Ended          Ended
                                        Dec 31, 2002    Dec 31, 2001    Dec 31, 2002    Dec 31, 2001
                                        --------------  --------------  --------------  --------------
REVENUES AND RELATED COSTS:
--------------------------------------
Retail sales . . . . . . . . . . . . .  $     281,617   $     127,102   $   1,070,185   $     430,978
Less: Distributor allowances on
product purchases. . . . . . . . . . .        (52,924)        (26,162)       (157,449)       (117,560)
                                              228,693         100,940         912,736         313,418
                                        --------------  --------------  --------------  --------------
Other revenue. . . . . . . . . . . . .            371             -0-          14,431           3,587
NET REVENUES . . . . . . . . . . . . .        229,064         100,940         927,167         317,005
                                        --------------  --------------  --------------  --------------
COST OF RETAIL SALES . . . . . . . . .       (112,072)        (21,623)       (434,631)       (108,578)
                                        --------------  --------------  --------------  --------------
GROSS PROFIT . . . . . . . . . . . . .        116,992          79,317         492,536         208,427
                                        --------------  --------------  --------------  --------------

EXPENSES:
--------------------------------------
Selling, general and administrative. .        112,515         105,931         491,796         219,267
                                        --------------  --------------  --------------  --------------
TOTAL EXPENSES . . . . . . . . . . . .        112,515         105,931         491,796         219,267
                                        --------------  --------------  --------------  --------------
OPERATING INCOME (LOSS). . . . . . . .          4,477         (26,614)            740         (10,840)
                                        --------------  --------------  --------------  --------------

OTHER EXPENSES:
--------------------------------------
Interest expense . . . . . . . . . . .         (7,534)         (2,757)        (12,310)         (7,521)
Writedown of receivable. . . . . . . .       (343,677)            -0-        (343,677)            -0-
                                        --------------  --------------  --------------  --------------
TOTAL OTHER EXPENSES . . . . . . . . .       (351,211)         (2,757)       (355,987)         (7,521)
                                        --------------  --------------  --------------  --------------

NET INCOME (LOSS). . . . . . . . . . .  $    (346,734)  $     (29,371)  $    (355,247)       $(18,361)
                                        ==============  ==============  ==============  ==============
  Net income (loss) per share -
  basic and fully diluted. . . . . . .  $       (0.02)  $          **   $       (0.03)  $          **
                                        ==============  ==============  ==============  ==============
  Weighted average shares outstanding.     14,862,012      13,161,219      14,181,316      13,009,052
                                        ==============  ==============  ==============  ==============

** Less than $.01




    The accompanying notes are an integral part of these financial statements



                                        PEOPLESWAY.COM, INC.
                                      STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED DECEMBER 31, 2002 AND 2001



                                                                                   2002       2001
                                                                              ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
----------------------------------------------------------------------------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(355,247)  $(18,361)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,448      1,200
Common stock issued for services . . . . . . . . . . . . . . . . . . . . . .    145,082     45,650
Reserve for uncollectible debt . . . . . . . . . . . . . . . . . . . . . . .    343,677          -
(Increase) decrease in prepaid expenses. . . . . . . . . . . . . . . . . . .        417        805
(Increase) in inventory. . . . . . . . . . . . . . . . . . . . . . . . . . .       (607)         -
(Increase) Other Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .   (207,620)
Increase in accounts payable and accrued expenses. . . . . . . . . . . . . .     88,488     35,909
(Decrease) in deferred revenue - prepaid certificate . . . . . . . . . . . .     (2,343)    (4,522)
(Increase) in due from related parties . . . . . . . . . . . . . . . . . . .     (4,148)   (70,855)
                                                                              ----------  ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. . . . . . . . . . . . .     10,147    (10,174)
                                                                              ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------------------------------
Proceeds from notes payable. . . . . . . . . . . . . . . . . . . . . . . . .     35,936     24,838
Repayments of notes payable. . . . . . . . . . . . . . . . . . . . . . . . .    (18,264)         -
Repayments to related parties. . . . . . . . . . . . . . . . . . . . . . . .    (28,430)         -
                                                                              ----------  ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. . . . . . . . . . . . .    (10,758)    24,838
                                                                              ----------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .       (611)    14,664
                                                                              ----------  ---------
CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,542      1,392
                                                                              ----------  ---------
END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,931   $ 16,056
                                                                              ----------  ---------
SUPPLEMENTARY CASH FLOW DISCLOSURES OF NON-CASH FINANCING:
Common stock issued for services . . . . . . . . . . . . . . . . . . . . . .  $ 145,082   $ 42,650
                                                                              ----------  ---------








    The accompanying notes are an integral part of these financial statements








                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                              PEOPLESWAY.COM, INC.
                          December 31, 2002 (UNAUDITED)


ITEM 1.
-------

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the annual report for the year ended March 31, 2002.

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at December 31, 2002 (unaudited) and March 31, 2002, the results of operations for the nine months ended December 31, 2002 and 2001, and cash flows for the nine months ended December 31, 2002 and 2001. The results for the nine months ended December 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003.

NOTE  2  -  GOING  CONCERN  CONSIDERATION
-----------------------------------------

The Company has suffered recurring losses and has an accumulated deficit of $854,091 at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. The financial statements do not include any adjustments that might result from this uncertainty.

NOTE  3  -  WRITE-DOWN  OF  RELATED  PARTY  RECEIVABLE
------------------------------------------------------

During the three months ended December 31, 2002, the Company provided an allowance of $343,677 for an uncollectable related party receivable from DRM, Inc., a company controlled by our Chairman. We have received notice that DRM, Inc. intends to fully repay the receivable. However, it has current liquidity problems and insufficient collateral to secure the receivable. As such, we are reserving the entire balance to bad debt.









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

     Historically, the Internet has been accessible principally through personal computers. Recently, several companies have announced "Web TV" products designed for attachment to television sets for the purpose of allowing access to the Internet without the need for a personal computer. Although these products do not permit the full range of functions provided by personal computers, they do permit many of the features of the Internet to be viewed on television sets. Management believes that the new Web TV products are expected to substantially increase the number of people who will shop online by accessing the Internet. Online purchases increased 100% in 1998, according to a November, 1999 study by Yankelovich Partners, Inc.

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

Alliance  with  DRM
-------------------

     The majority of our goods and services are available through an alliance with DRM, Inc. and its subsidiaries, RMC Group, Inc. and RMC Group Canada, Ltd. ("DRM"). DRM began offering health and beauty products in 1982, and its sales from inception have exceeded $250,000,000 from both U.S. and Canada operations. It has a member network of approximately 14,000 independent contractors who may purchase and sell Peoplesway products and services through the use of our Web site. Peoplesway has established agreements with DRM to market and sell to DRM independent contractors. RMC Group, Inc. was established in 1993 and took over the distribution rights for the United States from DRM. In 1998 RMC became a subsidiary of DRM. RMC Group Canada, Ltd. was established in 1987 as a subsidiary of DRM. It was established to service the Canadian market. We soon intend to expand our current agreement with DRM, Inc. by signing an exclusive license agreement to market and sell the DRM product lines in North America. In January 2002, we expanded our agreement with DRM, Inc. by signing an exclusive license agreement to market and sell the DRM product lines worldwide. The terms for product pricing were amended effective October 1, 2002. The amendment increases the product cost from cost plus 10% to cost plus 100%, still leaving very significant cost to retail margins.



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

Marketing  and  Advertising
---------------------------

     By leveraging the DRM sales force, we are simultaneously opening Internet Web sites and marketing the current Peoplesway product lines. Each independent contractor is encouraged by Peoplesway and DRM to open a sub-Web site at Peoplesway.com. For example, John Doe would have a site address of www.peoplesway.com/johndoe. John Doe will advertise his site and will receive a commission for each sale ordered on his site. John Doe's only responsibility is to advertise his site. Inventory, shipping, merchant accounts, payments and customer service will be handled by Peoplesway its subsidiaries and affiliates. It is envisioned that thousands of site owners will individually advertise to thousands of Internet shoppers to come and shop at their site. As of December 31, 2002, after thirty-nine months of operations, we have added in excess of 1,400 new members and have in excess of 500 sub websites.

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

Reliance  on  Existing  Management.

     Peoplesway's operations are primarily dependent upon the experience and expertise of Donald R. "Pete" Monroe, Chairman; Matthew M. Monroe, President; and Eugene M. Johnston, CEO/CFO and Secretary/Treasurer. The loss of any of our management may have a material adverse effect on our present and contemplated business operations. Our success is also dependant upon our ability to attract and retain qualified management, administrative and sales personnel to support our anticipated future growth, of which there can be no assurance. Peoplesway does not carry key man insurance upon the lives of any of our directors or executive officers.

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

     Shares  Eligible  for  Future  Sales.

     Sales of unrestricted securities may also have an adverse effect on any market that may develop in Peoplesway's common stock. Of the 14,938,223 currently outstanding shares of Peoplesway's common stock, 107,328 have satisfied the two-year "holding period" requirements of Rule 144(k), meaning that they can presently be sold. In addition, of the 14,938,223 shares, 12,500,000 were issued on October 18, 1999, and under Rule 144 of the Securities Act of 1933, if certain conditions are satisfied, a limited number of these shares, up to 1% of the total issued and outstanding shares approximately
149,000 of these shares up to 1% of the issued and outstanding shares of the Company, could be sold during any three month period. Once these shares enter the market, their sale may have a depressive effect on the market price of our stock.



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

     Acquisitions

     On August 12, 2002, we acquired all of the outstanding common shares of iNet Worldwide, Inc., an entity under common control, in a stock exchange agreement between the companies. The Agreement was adopted by the unanimous consent of the Board of Directors of the Company. The acquired entity had no significant assets or operations.

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

     Risks  of  "Penny  Stock."

     Peoplesway's common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until November 1999, there had been no "established public market" for Peoplesway's common stock during the last five years. While our stock has traded between $.08 and $5.36 per share since November 1999, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

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

RESULTS OF OPERATIONS
---------------------

For  the  Three  and  Nine  Months  Ended  December  31,  2002  and  2001.

Retail  Sales
-------------

          Retail sales for the three and nine months ended December 31, 2002 were $281,617 and $1,070,185 versus $127,102 and $430,978, respectively, for the comparable period in 2001, an increase of 121% and 148%, respectively. These increases in net revenue were primarily attributable to the Company's aggressive marketing campaign and growing brand awareness. Net revenues consisted of product sales, monthly service fees and business aid sales. We plan to accelerate growth of sales in 2003 by increasing expenditures on marketing and growing public awareness of products.

     Expenses
     --------

          Selling, general and administrative expenses for the three and nine month periods ended December 31, 2002 were $112,515 and $491,796, versus $105,931 and $219,267 for the comparable periods in 2001, an increase of 6% and 124%, respectively. Notable expense increases for the three months ended December 31, 2002 include subcontract labor and consulting expenses that increased $11,492. Such increase was primarily attributable to the company's issuance of 91,667 and 447,200 common shares to consultants during the three and nine months ended December 31, 2002, respectively. We anticipate incurring these types of expenses during the remainder of the current fiscal year. Also included is a one-time write-off for bad debt expense, totaling $343,677, related to concerns of collectibility for receivables due from related parties.

          We expect increases in certain expenses such as consulting through the year ended March 31, 2003 as the Company moves toward increasing development and marketing of our products.




Cost  of  Sales
---------------

          One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

          Cost of sales for the three and nine months ended December 31, 2002 was $112,072 and $434,631 versus $21,623 and $108,578 for the same period in 2001. The increase was due to the focus on increasing in the Company's sales for higher margin products during the period. Gross product margins and product prices remained relatively constant during the year, with the exception of the increase in product cost, as previously discussed in this filing.

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

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Nine  Months  Ended  December  31,  2002  and  2001.

          Cash flows provided by (used in) operations were $10,147 for the nine months ended December 31, 2002 versus ($10,174) for the same period in 2001. Management believes this represents an achievement in operations as the Company displayed an operating profit and positive cash flows from operations.

          Cash flows provided by (used in) financing activities were ($10,758) for the nine months ended December 31, 2002 versus $24,838 in the same period in 2001. The cash flows during the nine months ended December 31, 2002 and 2001 reflected $35,936 and $24,838, respectively, in additional notes payable issued by the Company during the respective periods. This was somewhat offset by $18,264 and $28,430 in repayments on notes payable and repayments to related parties, respectively, during the nine months ended December 31, 2002.

          Management made a decision to take a reserve action and write-off certain related party receivables, totaling $343,677, due to concerns about collectibility. Management will continue to work with the related parties to collect the receivable in the future.

          We have funded our cash needs from inception through December 31, 2002 with a series of related party, debt, and equity transactions.

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

ITEM  3.     CONTROLS  AND  PROCEDURES
--------

(a)  On  December  31,  2002,  our  Chief  Executive Officer and Chief Financial
Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.


PART II. OTHER INFORMATION
--------

Item  1.  Legal  Proceedings
-------

     The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

Item  2.  Changes  in  Securities
-------

During the three months ended December 31, 2002, certain consultants were issued 91,667 shares of common stock in exchange for services rendered. These transactions were valued at our closing stock prices on the various dates of issuance that equated to $11,492 during the period.
Item  3.  Defaults  upon  Senior  Securities
-------

None.
Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
-------

None.

Item  5.  Other  Information
-------

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K
-------

     (a)  Exhibits
          --------
     See  attached.

     (b)  Reports  on  Form  8-K
          ----------------------
      None.






































EXHIBIT 99

Certifications

I, Gene Johnston, Chief Executive and Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Peoplesway.com, Inc

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls (all of which do not apply); and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, (all of which do not apply); and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003



/s/ Gene Johnston
_____________________
Gene Johnston
Chief Executive and Financial Officer







































EXHIBIT 99.1

  STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Peoplesway.com, Inc. (the "Company") for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gene Johnston, Chief Executive Officer and Chief Financial Officer of the Company, certify that:

  * the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  * information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gene Johnston
------------------------
Gene Johnston
Chief Executive and Financial Officer

March 20, 2003

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.





















                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLESWAY.COM, INC.
                                        (Registrant)




                                    /S/ Gene Johnston
Date:  March 20, 2003               ________________________
                                   Gene Johnston
                                   Chief Executive and Financial Officer