Form 10KSB
period 2003-03-31
PEOPLESWAY COM INC
filed 2003-08-22
CIK 1101816

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2003

[   ]    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period
         from          to
             ----------  ---------

                       COMMISSION FILE NUMBER: 000-28657

                              PEOPLESWAY.COM, INC.
          (Exact name of small business issuer as specified in its charter)


              Nevada                                    87-0374559
         ------------------                             ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's net revenues for its most recent fiscal year: $1,178,451

As of June 30, 2003 there were 15,076,096 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price ($.10) reported by brokers), held by non-affiliates was approximately $1,076,096. Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

Number of shares of common stock outstanding as of June 30, 2003: 15,076,096

Number of shares of preferred stock outstanding as of June 30, 2003: -0-




                The rest of this page is left intentionally blank

                                     PART I

Item 1. Business

Overview of Business

     Peoplesway.Com, Inc. ("Peoplesway") is an electronic commerce and Internet services company that maintains an Internet destination called "Peoplesway," located at www.peoplesway.com. The Peoplesway Web site offers goods and services for sale, including: cosmetics and beauty products, and health supplements which can be obtained directly through the Web site, or by calling our customer service team members. The majority of our goods and services are available through an alliance with DRM, Inc. and its member network of approximately 14,000 independent contractors who may purchase and sell Peoplesway products and services through the use of our Web site. We do not retain an inventory of any product we sell. Payment comes directly to Peoplesway from customers through a secure Internet server that accepts credit card transactions. We then forward these orders to DRM, who then will drop ship products to customers as orders are received by Peoplesway.

Recent History

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

Prior History

     Peoplesway was organized as a Utah corporation on October 30, 1980, for the purpose of purchasing, owning, holding, selling, disposing of and otherwise dealing in the oil and gas business and other natural resources. It became a public company through an offering of common stock to residents of the State of Utah, pursuant to an exemption from registration under then-existing Rule 147, Securities Act of 1933. Following the offering, Prospector acquired an interest in Four Winds Mineral Venture, a Louisiana partnership that held a 66% interest in a Costa Rican oil and gas company, in exchange for the issuance 11,250,000 shares of common stock.. This acquisition proved unsuccessful, and thereafter business operations ceased and the company was dormant from 1983 until 1997, when it actively began seeking a merger or acquisition candidate, which it accomplished in 1999 when it entered into the Acquisition Agreement with Peoplesway. As Prospector never left the development stage and was dormant until 1997, we have re-designated our inception date to be January 1, 1997.

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

Alliance with DRM

 The majority of our goods and services are available through an alliance with DRM, Inc. and its subsidiaries, RMC Group, Inc. and RMC Group Canada, Ltd. ("DRM"). DRM began offering health and beauty products in 1982, and its sales from inception have exceeded $250,000,000 from both U.S. and Canada operations. It has a member network of approximately 14,000 independent contractors who may purchase and sell Peoplesway products and services through the use of our Web site. Peoplesway has established agreements with DRM to market and sell to DRM independent contractors. RMC Group, Inc. was established in 1993 and took over the distribution rights for the United States from DRM. In 1998 RMC became a subsidiary of DRM. RMC Group Canada, Ltd. was established in 1987 as a subsidiary of DRM. It was established to service the Canadian market. We soon intend to expand our current agreement with DRM, Inc. by signing an exclusive license agreement to market and sell the DRM product lines in North America. In January 2002, we expanded our agreement with DRM, Inc. by signing an exclusive license agreement to market and sell the DRM product lines worldwide. The terms for product pricing were amended effective October 1, 2002. The amendment increases the product cost to cost plus 100%, still leaving very significant cost to retail margins.

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

Marketing and Advertising

By leveraging the DRM sales force, we are simultaneously opening Internet Web sites and marketing the current Peoplesway product lines. Each independent contractor is encouraged by Peoplesway and DRM to open a sub-Web site at Peoplesway.com. For example, John Doe would have a site address of www.peoplesway.com/johndoe. John Doe will advertise his site and will receive a commission for each sale ordered on his site. John Doe's only responsibility is to advertise his site. Inventory, shipping, merchant accounts, payments and customer service will be handled by Peoplesway its subsidiaries and affiliates. It is envisioned that thousands of site owners will individually advertise to thousands of Internet shoppers to come and shop at their site. As of March 31, 2003, after forty-three months of operations, we have added in excess of 1,600 new members and have approximately 600 active members.

Risk Factors.

     Limited Operating History.

     We have had limited operations since our inception in 1980, and since becoming Peoplesway in September 1999. We have accumulated $804,808 in losses for our first forty-three months of operations as Peoplesway (September 1, 1999 through March 31, 2003), none of our operations have proven successful, and there is no assurance that we can profitably market our present products and services.

     Operating Results.

     We had limited net revenues $1,178,451 and losses ($305,964) for the year ended March 31, 2003, losses for the year included a one-time write-off for bad debt expense, totaling $343,677, related to concerns of collectibility for receivables due from related parties.

     The net loss shown for the period ending March 31, 2003 reflects certain expenses, which were borne by RMC Group, Inc., which shares office space with Peoplesway. All expenses paid by DRM and/or any of its subsidiaries are being booked as a Peoplesway expense and an inter-company payable is established with DRM and/or the appropriate subsidiary.



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

         Shares Eligible for Future Sales.

     Sales of unrestricted securities may also have an adverse effect on any market that may develop in Peoplesway's common stock. Of the 15,076,096 outstanding shares of Peoplesway's common stock, 12,354,000 have satisfied the two-year "holding period" requirements of Rule 144(k), meaning that they can presently be sold. In addition, of the 15,076,096 shares, 12,500,000 were issued on October 18, 1999, and under Rule 144 of the Securities Act of 1933. If certain conditions are satisfied, a limited number of these shares could be sold during any three-month period. This type of stock sale cannot exceed 1% of the total issued and outstanding shares. Approximately 150,000 of these common shares, or up to 1% of the issued and outstanding shares of the Company, could be sold during any three-month period. Once these shares enter the market, their sale may have a depressive effect on the market price of our stock.

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




STOCK QUOTATIONS

      CLOSING BID:

Period:                     High            Low

4/1/00 to 6/30/00          $3.00             $0.50
7/1/00 to 9/30/00          $3.00             $0.51
10/1/00 to 12/30/00        $1.75             $0.25
1/1/01 to 3/31/01          $0.25             $0.25
4/1/01 to 6/30/01          $0.75             $0.10
7/1/01 to 9/30/01          $0.75             $0.25
10/1/01 to 12/30/01        $0.95            $0.20
1/1/02 to 3/31/02          $0.40            $0.17
4/01/02 to 6/30/02         $0.25            $0.82
7/01/02 to 9/30/02         $0.08            $0.30
4/01/02 to 6/30/02         $0.10            $0.43
4/01/02 to 6/30/02         $0.03            $0.23

(b) Holders.

     The number of record holders of Peoplesway's securities as of the date of this report is approximately 394.

(c) Dividends.

     Peoplesway has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of Peoplesway cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Item 6. Management's Discussion and Analysis

Selected Financial Data

For the years ended March 31, 2003 and 2002.

                                                      2003              2002
                                                      ----              ----

         Net Revenues                              $1,178,451        $619,069

         Net Loss                                    (305,964)       (165,971)
         Net Loss per Common Share                       (.02)           (.01)
         Weighted Average Common
          Shares Outstanding                       14,408,669      13,089,626

At March 31, 2003 and 2002

                                                     2003              2002
                                                     ----              ----

         Total Assets                            $110,867          $280,223
         Working Capital Deficit                 (368,604)         (206,191)
         Shareholders' Deficit                   (361,936)         (216,259)

No dividends have been declared or paid during the years presented.

Results of Operations

For the Year Ended March 31, 2003 and 2002.

Sales

Net revenues for the year ended March 31, 2003 were $1,178,451 on retail sales of $1,402,864 versus $617,069 in net revenues for the period ended March 31, 2002 on retail sales of $804,191, an increase in net revenues of $561,382 or 190%. These increases in net revenue were primarily attributable to the Company's aggressive marketing campaign and growing brand awareness. Net revenues consisted of product sales, monthly service fees and business aid sales. We plan to accelerate growth of sales in 2004 by increasing expenditures on marketing and growing public awareness of products.

Income / Loss

Net loss for the year ended March 31, 2003 was $305,964 as compared to a net loss of $165,971in the comparable period in 2002. We recognized an increase in gross profit of $229,507 for the year ended March 31, 2003 coupled with a increase of $373,070 in expenses, and a decrease of $3,570 in interest expense in connection with the ten note payables that are outstanding.

The Company expects to continue to incur losses at least through fiscal 2004 and
there  can  be  no   assurance   that  the  Company  will  achieve  or  maintain
profitability or that its revenue growth can be sustained in the future.

Expenses

Selling, general and administrative expenses for the year ended March 31, 2003 were $897,620 versus $524,550 in the comparable period in 2002. The following decreases in expenses were noted during the year ended March 31, 2003:

  |X|   Automobile   expenses  decreased  $3047  due  to  less  employee travel
       reimbursements made during the year. |X| Furniture and equipment rental increased $20,411 due primarily to new computer and office equipment used during the year and more intercompany allocations made.

  |X| Salaries and subcontract labor decreased a total of $28,175 due to less staff needed to administer our operations and market our products and services. Employee and consultants' cutbacks were made in order to trim expenses.
  |X|   Interest  expense  decreased  $3,480 due to fewer stock options  granted
       to the  individuals  during the year ended March 31,  2003.  We   issued
       no options during the year ended  March 31, 2003  versus  20,000  in the
        prior year.  There were fewer  options   issued   resulted  in  less  of
       interest  expense  calculated  under the  Black-Scholes   option-pricing
        model.
  |X|   Expenses  increased  by  $373,070,  which  included  a one-time rite-off for bad debt expense, totaling $278,996 for the year, related to concerns of collectibility for receivables due from related parties

 We anticipate incurring approximately the same amount of these expenses during fiscal 2004, except for the $278,996 in bad debt expense, which was a one-time charge for 2003.

         We expect increases in certain expenses such as advertising through fiscal 2004 as the Company moves toward increasing development and marketing of our products and services.

Cost of Sales

One of the largest factors in the variations in the cost of sales as a percentage of net sales is the cost of products.

Cost of sales for the period ended March 31, 2003 was $571,383 versus $239,508 in the comparable period in 2002. The increase was primarily attributable to a significant increase in sales for the year. Gross margins and product prices improved during the year, due to better economies of scale.

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

Liquidity and Capital Resources
-------------------------------

For the Years Ended March 31, 2003 and 2002

Our working capital deficit increased to $368, 604 for the year ended March 31, 2003 versus a deficit of $206,191 for the year ended March 31, 2002. The increase was primarily attributable to a one-time write-off for bad debt expense, totaling $343,677, related to concerns of collectibility for receivables due from related parties.

Cash flows used in operations were a negative $9,002 for the year ended March 31, 2003 versus $21,890 in the comparable period in 2002. Negative cash flows from operating activities were primarily attributable to the net loss from operations of $305,964.

Cash flows generated from financing activities were $6,500 for the year ended March 31, 2003 versus $23,040 in the comparable period in 2001. The decrease was primarily attributable to fewer proceeds from notes payable issued during the year as compared to the prior year. During the year ended March 31, 2003, we issued one promissory note to an unrelated investors in exchange for $6,500. During the year ended March 31, 2002, we issued three promissory notes to seven unrelated investors in exchange for $20,000. All of the notes bear interest at 7% per annum and principal and accrued interest is due in the form balloon payments at various times through December 2004. In addition, in connection with the issuance of the notes, we issued options on our common stock that allow the investors to purchase 20,000 and 115,000 shares our common stock, respectively, at $1.00 per share. The options also expire at various times throughout December 2003. We recognized $9,000 and $45,000 in interest expense, respectively for the years, which represented the estimated fair value for the options at the time of issuance using the Black-Scholes option-pricing model.

We have funded our cash needs from inception through March 31, 2003 with a series of related party, debt and equity transactions.

We will substantially rely on the existence of revenue from the product sales and from the projected revenues of www.Peoplesway.com. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of www.Peoplesway.com fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning in the second half of fiscal 2004 will significantly affect the cash position of the Company and move the us toward a position where the raising of additional funds through equity or debt financing will be necessary.

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

Item 7. Financial Statements

                                    CONTENTS
================================================================================

INDEPENDENT AUDITORS' REPORT................................................  19

BALANCE SHEET................................................................ 20

STATEMENTS OF OPERATIONS .................................................... 21

STATEMENT OF STOCKHOLDERS'
         DEFICIT ............................................................ 22

STATEMENTS OF CASH
FLOWS.......................................................................  23

NOTES TO FINANCIAL
         STATEMENTS........................................................24-32
================================================================================

Perrella & Associates, P.A.
Certified Public Accountants
-------------------------------------------------------------------
555 South Powerline
Road
Pompano Beach, Florida 33069-3018
Tele: (954) 979-5353
Fax:  (954) 979-6695
                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders
Peoplesway.com, Inc.
Charlotte, North Carolina

We have audited the accompanying balance sheet of Peoplesway.com, Inc. as of March 31, 2003 and the related statements of operations, stockholders' deficit, and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoplesway.com, Inc. as of March 31, 2003, and the results of its operations and its cash flows for the years ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations, its current liabilities exceeds its current assets and its cash flows from operating activities are negative. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described on the Statement of Cash Flows. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Perrella & Associates, P.A.

PEOPLESWAY.COM, INC.
BALANCE SHEET
AS OF MARCH 31,2003

===============================================================================
                                      ASSETS
                                      ------

CURRENT ASSETS:
--------------
Cash and cash equivalents                                   $       40
Prepaid expenses                                               104,159
                                                               -------
TOTAL CURRENT ASSETS                                           104,199
                                                               -------

FIXED ASSETS:
------------

Furniture and office equipment                                  16,321
Accumulated depreciation                                        (9,653)
                                                               -------
NET FIXED ASSETS                                                 6,668
                                                               -------
TOTAL ASSETS                                                $  110,867
                                                               =======


                       LIABILITIES AND STOCKHOLDERS' DEFICIT
                       -------------------------------------

CURRENT LIABILITIES:
-------------------
Accounts payable and accrued expenses                     $    113,097
Excess of outstanding checks over bank balance                   8,083
Deferred revenue - prepaid certificate                         200,083
Due to related parties                                           1,600
Current portion of notes payable                               135,000
Stockholder loan payable                                        14,940
                                                               -------
TOTAL CURRENT LIABILITIES                                      472,803
                                                               -------
LONG TERM LIABILITIES:
-------------------
Notes payable                                                        0
                                                               -------
TOTAL LONG TERM LIABILITIES                                          0
                                                               -------
TOTAL LIABILITIES                                              472,803
                                                               -------

STOCKHOLDERS' DEFICIT:
----------------------

Common stock ($.001 par value, 100,000,000 shares
authorized; 15,033,696 issued and
outstanding at  March 31, 2003)                                 15,034
Additional paid-in-capital                                     427,838
Retained deficit                                              (804,808)
                                                               -------
TOTAL STOCKHOLDERS' DEFICIT                                   (361,936)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $    110,867
                                                              ========

   The accompanying notes are an integral part of these financial statements

PEOPLESWAY.COM, INC.
STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
===============================================================================
                                                                  2003

REVENUES AND RELATED COSTS:
---------------------------

Retail sales                                                $1,402,864
Less: Distributor allowances on product purchases             (239,433)
                                                             ---------
                                                               711,061
Membership subscription fees                                   467,390
                                                              --------
NET REVENUES                                                 1,178,451
COST OF RETAIL SALES                                          (571,383)
                                                              --------
GROSS PROFIT                                                   607,068
                                                              --------
EXPENSES:
---------

Advertising                                                      7,796
Auto                                                             1,800
Depreciation                                                     3,264
Furniture & equipment rental                                    74,463
Insurance                                                            0
Legal & professional                                           164,299
Licenses & fees                                                 27,731
Management fees                                                 39,006
Office expenses and supplies                                    35,870
Rent                                                            43,351
Repairs & maintenance                                            1,021
Salaries and related expenses                                   47,380
Subcontract labor                                              112,054
Telephone                                                       25,163
Travel & entertainment                                          26,212
Utilities                                                        9,214
Related party write down                                       278,996
                                                              --------
TOTAL EXPENSES                                                 897,620
                                                              --------
OPERATING INCOME (LOSS)                                       (290,552)

OTHER EXPENSES:
---------------

Interest expense                                               (15,412)
                                                              --------
NET (LOSS)                                                   $(305,964)
                                                             =========
  Net loss per share -
  basic and fully diluted                                    $   (0.02)
                                                             =========
  Weighted average shares                                   14,408,669
                                                            ==========

   The accompanying notes are an integral part of these financial statements

PEOPLESWAY.COM, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
===========================================

                                          Common              Common           Additional
                                          Shares              Stock              Paid-in            Retained
                                          (000's)               $                Capital             Deficit
                                          -------               -                -------             -------

Balances, March 31, 2001                   12,932          $ 12,932           $ 46,000           $  (332,873)

Issuance of common stock                      487               487            214,166                   -0-


Issuance of common stock options              -0-                -0-               -0-                  9,000
Net loss for the year                         -0-                -0-               -0-               (165,971)
                                             ----                ---              ---                 -------

Balances, March 31, 2002                   13,419          $ 13,419           $269,166            $ (498,844)

Issuance of common stock                   1,615              1,615            158,672                   -0-

Net loss for the year                         -0-               -0-                -0-              (305,964)
                                              ---               ---                ---              --------

Balances, March 31, 2003                   15,034          $ 15,034           $427,838            $ (804,808)
                                          =======         =========           ========            ==========


    The accompanying notes are an integral part of these financial statements

                                PEOPLESWAY.COM, INC.
                              STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


=================================================================================================


                                                                       2003                2002
                                                          -------------------- ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $(305,964)         $(165,971)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation                                                          3,264              3,264
Issuance of common stock options                                          0              9,000
Issuance of common stock to consultants                             160,287            214,653
(Increase) decrease in prepaid expenses                                 (79)             1,030
Increase in accounts payable and accrued expenses                    28,262             36,568
Increase (decrease) in deferred revenue - prepaid certificate        (3,656)            (5,476)
Increase in outstanding checks over bank balance                      3,805             (6,616)
(Increase) decrease in due from related parties                     163,669           (108,342)
(Decrease) in due to related parties                                (58,590)                 0
                                                          -------------------- ------------------
NET CASH USED IN OPERATING ACTIVITIES                                (9,002)           (21,890)
                                                          -------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for furniture and office equipment                         -0-                -0-
                                                          -------------------- ------------------
NET CASH USED IN INVESTING ACTIVITIES                                    0                  0
                                                          -------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                              0             20,000
Proceeds from stockholder loan, net                                  6,500              1,440
Proceeds from related parties, net                                       0              1,600
                                                         -------------------- ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            6,500             23,040

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS               (2,502)              1,150

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD                                               2,542              1,392
                                                         -------------------- ------------------

END OF THE YEAR                                                 $        40        $     2,542
                                                         ==================== ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                              5,331                960
Cash paid during the period for income taxes                    $-                   $-
                                                         ------------------   -----------------

Supplemental disclosures of noncash investing and
financing activities:
Issuance of common stock and options in exchange for
services                                                            160,287            223,653
                                                       ====================  ==================


The accompanying notes are an integral part of these financial statements     23



                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2003 and 2002
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - The Company provides E-commerce Internet web sites for sale of its products, primarily health supplements, cosmetics, beauty products, to customers across the world. The majority of its customers are in the United States of America and Canada. Members pay the Company a monthly membership subscription fee to maintain their website and their active member status with the Company.

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

Cash and Cash Equivalents - For purposes of the Statement of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management's Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition - Revenue is recognized when the products are shipped. Internet related service revenue is recorded when earned, which is after completion of web site set-up or appropriate service. All revenue transactions are reviewed for credit worthiness prior to commencement of the revenue process.

Web Site Research and Development - All costs incurred during the application development stage of web site research and development were capitalized. All training and application maintenance costs incurred during the post implementation (operation

                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2003 and 2002
===============================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')

stage) are expensed and all upgrades and enhancements incurred during the post implementation (operations stage) are capitalized. However, none were incurred in 2003 and 2002.

Comprehensive Income (Loss) - The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. There were no items of comprehensive income (loss) applicable to the Company during the periods covered in the financial statements.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense totaled $7,796 and $2,2099 for the years ended March 31, 2003 and 2002, respectively.

Net Loss per Common Share - Statement of Financial Accounting Standard (SFAS) No.128 requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

Income Taxes - Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109),
------------
"Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss-carryforwards.

                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2003 and 2002
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT')

Income Taxes (Cont') -Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that, and some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, accounts payable and debt approximate fair value based on the short-term maturity of these instruments.

Impairment of Long-Lived Assets - The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statements of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate.

Fixed Assets - Fixed assets are stated at cost. Depreciation is provided by the straight-line method over the estimated economic life of five years.

Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows. In April of 2002, Statement of Financial Accounting Standards (SFAS) No. 145 was issued, which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows.
In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146
revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have an impact its financial statements once adopted in January 1, 2003.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations to date. It experienced a loss of $305,964 and $165,971 during 2003 and 2002, respectively, and had a net deficiency in equity of $361,936 and a net working capital deficit of $368,604 as of March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE C - INCOME TAXES

Due to the operating loss and the inability to recognize an income tax benefit therefrom, there is no provision for current or deferred federal or state income taxes for the years ended March 31, 2003 and 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2003 is as follows:

         Total deferred tax assets                   $ 95,000
         Valuation allowance                          (95,000)
                                                   ----------
                  Net deferred tax asset             $     -
                                                     =========

                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2003 and 2002
================================================================================

NOTE C - INCOME TAXES (CONT')

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended March 31, 2003 and 2002 is as follows:

                                                                       2003             2002
                                                                       ----             ----
        Income tax computed at the federal statutory rate                34%               34%
         State income taxes, net of federal tax benefit                   4%               4%
                                                                       -----            -----
         Valuation allowance                                           (38%)            (38%)
                                                                       -----             ----
                                                                          0%               0%
                                                                       =====            =====

Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

As of March 31, 2003, the Company had federal and state net operating loss carryforwards in the amount of approximately $590,000, which expire at various times through the year 2023.

NOTE D - STOCKHOLDER LOAN PAYABLE

The Company has borrowed an aggregate of $14,940 over the past three years for working capital purposes from one of the Company's officers. The entire balance is payable on demand with interest at a rate of 8% per annum. The officer has waived accrued interest through March 31, 2003. The effect of imputed interest is not deemed to be material to the financial statements taken as a whole.

NOTE E - RELATED PARTY TRANSACTIONS, DEPENDENCY AND CONCENTRATION OF RISK

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

In accordance with the agreement, the product cost is invoiced to the Company at cost plus 100%. In addition, the aforementioned non-product related expenses are invoiced to the Company based on the percentage of Internet sales to the related parties' total sales. The above relationships present a concentration of risk in that a substantial volume of

                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2003 and 2002
================================================================================


NOTE E - RELATED PARTY TRANSACTIONS, DEPENDENCY AND
CONCENTRATION OF RISK (CONT.)
---------------------------------------------------
business is transacted with the related parties' customer base and use of its source of labor. This makes the Company potentially vulnerable to the risk of a near-term severe impact.

Included in the accompanying Statements of Operations are sales to the customers of the related parties of $0, and $346,568 and related party expenses of $0, and $316,045 for the years ended March 31, 2003 and 2002, respectively.

During 2003, the Company evaluated the underling net assets of related companies and determined that there are not sufficient net assets to support the Company's asset, "Due from related parties". As a result, the Company recorded a related party write-down of $278,996 in 2003.

NOTE F - DEFERRED REVENUE AND RELATED PREPAID EXPENSES

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

Included in the accompanying Balance Sheet is deferred revenue of $200,083 and related prepaid expenses of $104,159 at March 31, 2003.

NOTE G - NOTES PAYABLE

Notes payable at March 31, 2003 consist of the following:

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due December 7, 2003.                                     $100,000
Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due January 2004.                                         $  10,000

                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2003 and 2002
================================================================================

NOTE G - NOTES PAYABLE (CONT'D)

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003.                                           $    2,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due January 2004.                                        $    5,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003.                                           $    1,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003.                                           $    1,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003.                                           $    2,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003.                                           $    7,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due December 2003.                                       $    2,000

NOTE G - NOTES PAYABLE (CONT'D)

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due August 2003.                                        $    5,000
                                                                     ----------
                                                                 TOTAL $135,000

                  Less: current portion                                $135,000
                                                                       --------
                  Long-term portion                                         $ 0
                                                                 ==============

                               PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
For the Years Ended March 31, 2003 and 2002
===============================================================================

NOTE H - STOCK OPTIONS

In October 2000, the Company issued stock options to three investors that had executed three notes payable. The stock options vested immediately. The options allow the investors to purchase 115,000 shares of the Company's stock at $1.00 per share. The options expired at various times through January 2003. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options. During the year ended March 31, 2001, the Company recorded an expense of $45,000, equal to the estimated fair value of the options at the date of grant. The fair market value was calculated using the Black-Scholes options pricing model, assuming 5.83% risk-free interest, 0% dividend yield, 60% volatility, and a 2.25-year expected life. No options were exercised under this stock option.

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

NOTE I - SEGMENT REPORTING

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement

NOTE I - SEGMENT REPORTING (CONT'D)

requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company determined that it did not have any separately reportable operating segments as of March 31, 2003 and 2002.

NOTE J - EQUITY

   During the years ended March 31, 2003 and 2002,  1,615,000 and 487,000 common shares respectively, were issued to consultants and officers as compensation for services rendered to the Company and for the acquisition of iNet Worldwide, Inc. and valued at

                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2003 and 2002


NOTE J - EQUITY (CONT'D)

For the Years Ended March 31, 2003 and 2002the fair market value of the shares at the time of issuance as determined by a third party source. 202,412 in 2003 and 95,000 in 2002 of these common shares were issued to the Company's officers.


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

Name                                Age              Position          Date Position Commenced

Donald R. "Pete" Monroe              58               Chairman                8/99

Matthew M. Monroe                    33             President & Director      8/99

Eugene M. Johnston                   39            CEO, Secretary/             8/99
                                                    Treasurer & Director


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

Family Relationships

The following table details the family relationships among our directors and officers.

Name                        Position         Relationships
-------------------         -----------      ----------------------

Donald R. "Pete" Monroe      Chairman        Father of Matthew M. Monroe;Uncle
                                             of Eugene M. Johnston

Matthew M. Monroe          President        Son of Donald R. "Pete" Monroe;
                                            & Director
                                             Cousin of Eugene M. Johnston

Eugene M. Johnson          C.E.O.           Nephew of Donald R. "Pete" Monroe;
                                            Cousin of Matthew M. Monroe

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

         (a) Security Ownership of Certain Beneficial Owners

   The following Table sets forth the shares held by those persons who own more than five percent of Peoplesway's common stock as of March 31, 2003, based upon 15,033,696 shares outstanding.

                           Name and address of
Title of Class    beneficial owner          Number of shares   Percent of class
---------------   -----------------------   ----------------   ----------------


Common            Donald R. "Pete" Monroe   12,329,000                 90.2%
                           2969 Interstate Street
                           Charlotte, NC  28208



         (b) Security Ownership of Management

The following table sets forth the shares held by Peoplesway directors and officers as of March 31, 2003.


                           Name and address of
Title of Class             beneficial owner          Number of shares   Percent of class
--------------             ----------------------    ----------------   ----------------

Common            Donald R. "Pete" Monroe               12,329,000                  90.2%
                           2969 Interstate Street
                           Charlotte, NC  28208

Common            Matthew M. Monroe                        30,000                    .2%
                           2969 Interstate Street
                           Charlotte, NC  28208

Common            Eugene M. Johnston                       30,000                    .2%
                           2969 Interstate Street
                           Charlotte, NC  28208


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

Item 13. Exhibits and Reports on Form 8-K

         (a) Financial Statements
                  1. The following financial statements of Peoplesway are included in Part II, Item 7:
Independent Auditors' Report                                  19
Balance Sheet - March 31, 2003                                20
Statements of Operations - Years Ended
         March 31, 2003 and 2002                              21
Statements of Cash Flows - Years Ended
         March 31, 2003 and 2002                              22
Statements of Stockholders' Equity - Years Ended
         March 31, 2003 and 2002                              23
Notes to Financial Statements                              24-32

                  2. Exhibits
                           3. Articles of  Incorporation  as amended and bylaws
are  incorporated by reference to Exhibit No. 1 of Form
                           10-SB as amended filed November 2000.

                           10.1. Agreement between the Company and DRM dated
January 1, 2002.

                           23. Consent of Auditors

         (b) Reports on Form 8-K

                           None.
                                -

Item 14. Quantitative and Qaulitative Disclosures About Market Risk

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

Item 15. Controls and Procedures

(a) On March 31, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant  changes in our internal controls or in other
factors  that  could   significantly   affect  these  controls  since  the  last
evaluation.


                           PART III. OTHER INFORMATION

Item 16. Legal Proceedings

         The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

Item 17. Changes in Securities

During the years ended March 31, 2003 and 2002, 1,615,000 and 487,000 common shares respectively, were issued to consultants and officers as compensation for services rendered to the Company and for the acquisition of iNet Worldwide, Inc. and valued at the fair market value of the shares at the time of issuance as determined by a third party source. 202,412 in 2003 and 95,000 in 2002 of these common shares were issued to the Company's officers. These transactions were valued at our closing stock prices on the various dates of issuance that equated to $304,412 during the period ended March 31, 2003.
Item 18. Defaults upon Senior Securities

None.

Item 19. Submission of Matters to a Vote of Security Holders

None.

Item 20. Other Information

None.


EXHIBIT 99

Certifications

I, Gene Johnston, Chief Executive and Financial Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of Peoplesway.com, Inc..

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


Date: August 21, 2003


/s/ Gene Johnston
---------------------
Gene Johnston
Chief Executive and Financial Officer

EXHIBIT 99.1

  STATEMENT REQUIRED BY 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
              SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-KSB of Peoplesway.com, Inc. (the "Company") for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gene Johnston, Chief Executive Officer and Chief Financial Officer of the Company, certify that:

  * the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  * information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Gene Johnston
------------------------
Gene Johnston
Chief Executive and Financial Officer

August 21, 2003

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

                                                           PEOPLESWAY.COM, INC.
                                                                (Registrant)

                                                          /S/ Gene Johnston
Date:  August 21, 2003                               ________________________
                                                              Gene Johnston
                                        Chief Executive and Financial Officer

                       SIGNATURE PAGE FOLLOWS









                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                           PEOPLESWAY.COM, INC.

Date: August 21, 2003      By: /s/ Eugene M. Johnston
                                    --------------------------
                                    Eugene M. Johnston
                                    CEO, Secretary/Treasurer and Director

Date: August 21, 2003       By: /s/ Matthew M. Monroe
                                    -------------------------
                                    Matthew M. Monroe
                                    President and Director

Date: August 21, 2003      By: /s/ Donald R Monroe
                                    -----------------------
                                    Donald R. Monroe
                                    Chairman of the Board