Form 10QSB
period 2003-06-30
PEOPLESWAY COM INC
filed 2003-09-12
CIK 1101816

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2003

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of June 30, 2003: 15,096,076.


Number of shares of preferred stock outstanding as of June 30, 2003: None






                              INDEX TO FORM 10-QSB
                              --------------------

                                                               Page No.
                                                               --------
PART I
------

Item 1.   Financial Statements
          Balance Sheet -June 30, 2003                                3

          Statements of Operations - Three Months
          Ended June 30, 2003 and 2002                                4

          Statements of Cash Flows - Three Months
          Ended June 30, 2003 and 2002                                5

          Notes to Financial Statements                             6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition And Results of Operations             7-9

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                           9

Item 4.   Controls and Procedures                                     9

PART II
-------

Item 1.   Legal Proceedings                                          10

Item 2.   Changes in Securities                                      10

Item 3.   Defaults Upon Senior Securities                            10

Item 4.   Submission of Matters to a Vote of Security Holders        10

Item 5.   Other Information                                          10

Item 6.   Exhibits and Reports on Form 8-K                           10







                              PEOPLESWAY.COM, INC.
                                 BALANCE SHEETS
                              AS OF JUNE 30, 2003
===============================================================================

                                                                   (Unaudited)
                            ASSETS                                June 30, 2003
                            ------                                -------------
CURRENT ASSETS:
---------------
   Cash and cash equivalents                                      $          40
   Prepaid expenses                                                     105,279
                                                                  -------------
      TOTAL CURRENT ASSETS                                              105,319
                                                                  -------------

FIXED ASSETS:
-------------
   Furniture and office equipment                                        16,321
      Accumulated depreciation                                          (10,469)
                                                                  -------------
      NET FIXED ASSETS                                                    5,852
                                                                  -------------
         TOTAL ASSETS                                             $     111,171
                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
--------------------
   Accounts payable and accrued expenses                          $     104,393
   Excess of outstanding checks over bank balance                         9,036
   Deferred revenue - prepaid certificate                               198,937
   Due to related parties                                                 1,600
   Current portion of notes payable                                     135,000
   Stockholder loan payable                                               8,440
                                                                  -------------
      TOTAL CURRENT LIABILITIES                                         457,406
                                                                  -------------

LONG TERM LIABILITIES:
----------------------
   Notes payable                                                         15,097
                                                                  -------------
      TOTAL LIABILITIES                                                 472,503
                                                                  -------------

STOCKHOLDERS' DEFICIT:
----------------------
   Common stock ($.001 par value, 100,000,000 shares authorized;
    15,076,096 and 15,033,696 issued and outstanding at June 30,
    2003 and March 31, 2003, respectively)                               15,076
   Additional paid-in-capital                                           433,732
   Retained deficit                                                    (810,140)
                                                                  -------------
      TOTAL STOCKHOLDERS' DEFICIT                                      (361,332)
                                                                  -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $     111,171
                                                                  =============


The accompanying notes are an integral part of these financial statements.






                              PEOPLESWAY.COM, INC.
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
===============================================================================

                                                        2003            2002
                                                     ----------      ----------
REVENUES AND RELATED COSTS:
---------------------------
   Retail sales                                      $  269,495      $  456,131
   Less: Distributor allowances on
          product purchases                             (68,915)        (92,562)
                                                     ----------      ----------
                                                        200,580         363,569
   Other revenue                                            358           7,500
                                                     ----------      ----------
      NET REVENUES                                      200,938         371,069
      COST OF RETAIL SALES                              (98,068)       (162,437)
                                                     ----------      ----------
         GROSS PROFIT                                   102,870         208,632
                                                     ----------      ----------

EXPENSES:
---------
   Selling, general and administrative                  105,551         237,306
                                                     ----------      ----------
      TOTAL EXPENSES                                    105,551         237,306
                                                     ----------      ----------
         OPERATING INCOME (LOSS)                         (2,681)        (28,674)
                                                     ----------      ----------

OTHER EXPENSES:
---------------
   Interest expense                                      (2,651)         (2,355)
                                                     ----------      ----------
         NET INCOME (LOSS)                           $   (5,332)     $  (31,029)
                                                     ==========      ==========

  Net income (loss) per share -
  basic and fully diluted                            $       **      $       **
                                                     ==========      ==========
  Weighted average shares                            14,760,560      13,584,735
                                                     ==========      ==========

** Less than $.01


    The accompanying notes are an integral part of these financial statements








                              PEOPLESWAY.COM, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
===============================================================================

                                                        2003            2002
                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net income (loss)                                 $   (5,332)     $  (31,029)
   Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation                                          816             816
      Common stock issued for services                    5,936         115,200
     (Increase) decrease in prepaid expenses             (1,120)            384
     (Increase) Decrease in inventory                         0            (607)
      Increase in excess of outstanding checks
       over bank balance                                    953               0
      Increase (decrease) in accounts payable
       and accrued expenses                              (8,704)         57,457
      Increase (decrease) in deferred revenue -
       prepaid certificate                               (1,146)         (4,782)
     (Increase) in due from related parties                   0        (130,234)
                                                     ----------      ----------
         NET CASH PROVIDED BY (USED IN) OPERATING
          ACTIVITIEACTIVITIES                            (8,597)          7,205
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Proceeds from notes payable                           15,097          10,547
   Proceeds from (payments to) related parties                0         (12,368)
  (Payment of) stockholder loan                          (6,500)              0
                                                     ----------      ----------
         NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES                                      8,597          (1,821)
                                                     ----------      ----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS            0           5,384

   CASH AND CASH EQUIVALENTS:
         BEGINNING OF THE PERIOD                             40           2,542
                                                     ----------      ----------

         END OF PERIOD                               $       40      $    7,926
                                                     ==========      ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF NON-CASH FINANCING:
   Common stock issued for services                  $    5,936      $  115,200
                                                     ==========      ==========




    The accompanying notes are an integral part of these financial statements









                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                              PEOPLESWAY.COM, INC.
                            June 30, 2003 (UNAUDITED)

ITEM  1.
--------

NOTE  1 - BASIS OF PRESENTATION
-------------------------------

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes for the year ended March 31, 2003 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2003 (unaudited) and March 31, 2003, the results of operations for the three months ended June 30, 2003 and 2002, and cash flows for the three months ended June 30, 2003 and 2002. The results for the three months ended June 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004.

NOTE  2 - GOING CONCERN
-----------------------

     The Company has suffered recurring losses and has an accumulated deficit of $810,140 at June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE  3 - EARNINGS (LOSS) PER SHARE
-----------------------------------

The following represents the calculation of earnings (loss) per share:

                                       Three             Three
                                   Months  Ended     Months  Ended
BASIC & FULLY DILUTED              June 30, 2003     June 30, 2002
---------------------              -------------     -------------

Net income (loss)                  $      (5,332)    $       8,223

Less- preferred stock dividends              -0-               -0-
                                   -------------     -------------
Net income (loss)                  $      (5,332)    $       8,223

Weighted average number
Of common shares                      14,760,560        13,584,735
                                   -------------     -------------
Basic& Fully Diluted
Income (loss) per share            $          **     $          **
                                   =============     =============

** Less than $0.01

ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------

     With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Readers of this report are cautioned not to put undue reliance on "forward looking" statements, which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise. In addition the uncertainties include, but are not limited to competitive conditions involving E-commerce, and the sales of cosmetics, beauty products over the Internet.

General Description of Business
-------------------------------

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended June 30, 2003 and 2002.

Retail Sales and Net Revenues
-----------------------------

     Retail sales and net revenues for the three months ended June 30, 2003 were $269,495 and $200,938 versus $456,131 and $371,069, respectively, for the comparable period in 2002, a decrease of 40% and 45%, respectively. This decrease in net revenues was primarily attributable to the Company's loss of a key Member, due to illness and the focus on three core products. Net revenues consisted of product sales, monthly service fees and business aid sales. We plan to accelerate growth of sales in 2004 by increasing expenditures on marketing and growing public awareness of products and the expansion of the sales leadership team among Members, as well as, seeking license agreements in overseas markets.

Expenses
--------

     Selling, general and administrative expenses for the three-month period ended June 30, 2003 were, $105,551 versus $237,306 for the comparable period in 2002, a decrease of 55%. Expenses were lower due to lower net revenues. Variable costs declined in proportion to revenues. We anticipate these expenses to increase, as revenues increase for the remainder of the current fiscal year.

     We expect increases in certain expenses such as advertising through fiscal 2004 as the Company moves toward increasing development and marketing of our products.

Cost of Sales
-------------

     One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

     Cost of sales for the three months ended June 30, 2003 was $98,069 versus $162,437 for the same period in 2002. The decrease was due to the focus on increasing in the Company's sales for higher margin products during the period and the correlation between net revenues to cost of sales. Gross product margins and product prices remained relatively constant during the year. Management does anticipate a small increase in cost of sales as percentage of net revenues, due to the increase of product prices under the expanded agreement with DRM.

Impact of Inflation
-------------------

     We believe that inflation has had a negligible effect on operations during the year. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Trends, Events, and Uncertainties
---------------------------------

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

Liquidity and Capital Resources
-------------------------------

For the Three Months Ended June 30, 2003 and 2002.

     Cash flows used in operations were $8,597 for the three months ended June 30, 2003 versus cash flows provided by operations of $7,205 for the same period in 2002. This was primarily due to a reduction in the use of stock for services.

     Cash flows generated from (used in) financing activities were $(8,597)for the three months ended June 30, 2003 versus $7,205 in the same period in 2002. The cash flows during the three months ended June 30, 2003 and 2002 reflected $15,097 and $10,547, respectively, in additional notes payable issued by the Company during the respective quarters.

     We have funded our cash needs from inception through June 30, 2003 with a series of related party debt, and equity transactions.

     We will substantially rely on the existence of revenue from product sales and from the projected revenues of www.Peoplesway.com. We project that we will need additional capital to fund operations over the next 12 months. If the projected revenues of www.Peoplesway.com fall short of needed capital, the Company will not be able to sustain its capital needs for more than six months. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues beginning part of fiscal 2004 will significantly affect the cash position of the Company and move us toward a position where the raising of additional funds through equity or debt financing will be necessary.

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

ITEM  3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM  4.     CONTROLS AND PROCEDURES
--------

(a) On June 30, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.


PART II. OTHER INFORMATION
--------


Item  1.  Legal Proceedings
--------

     The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

Item  2.  Changes in Securities
--------

In April 2003, certain consultants were issued 42,400 shares of common stock, in exchange for services rendered. These transactions were valued at our closing stock prices on the dates of issuance of $.14 or $5,936.

Item  3.  Defaults upon Senior Securities
--------

None.

Item  4.  Submission of Matters to a Vote of Security Holders
--------

None.

Item  5.  Other Information
--------

Consulting agreements with Prosperitus Capital Corp. and Jean-Francios Amyot were cancelled, as allowed under the terms of the agreements.

Item  6.  Exhibits and Reports on Form 8-K
--------
Exhibit 99 Certification of Management


     (a)     Exhibits
             --------
     3 Articles of incorporation, as amended and bylaws are hereby incorporated by reference into Form 10-SB as amended filed March 23, 2001.
     10.1    Consulting agreement with Prosperitus Capital Corp.
     10.2    Consulting agreement with Jean-Francois Amyot

     (b)     Reports on Form 8-K
             -------------------
             NONE







                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLESWAY.COM, INC.
                                       (Registrant)



Date: September 12, 2003                /S/Eugene Johnston
                                        ------------------
                                        Eugene Johnston
                                        Chief Executive Officer