Form 10QSB
period 2003-09-30
PEOPLESWAY COM INC
filed 2003-12-23
CIK 1101816

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of  September  30, 2003:
15,134,306.


Number of shares of preferred stock outstanding as of September 30, 2003: None












                              INDEX TO FORM 10-QSB
                              --------------------

                                                             Page No.
                                                             --------
PART I
------

Item 1.     Financial Statements (Unaudited)

            Balance Sheet -September 30, 2003                    3

            Statements of Operations - Three and Six months
            Ended September 30, 2003 and 2002                    4

            Statements of Cash Flows - Six months Ended
            September 30, 2003 and 2002                          5

            Notes to Financial Statements                      6-7

Item 2.     Management's Discussion and Analysis of
            Financial Condition And Results of Operations      7-9

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                          9

Item 4.     Controls and Procedures                              9

PART II
-------

Item 1.     Legal Proceedings                                   10

Item 2.     Changes in Securities                               10

Item 3.     Defaults Upon Senior Securities                     10

Item 4.     Submission of Matters to a Vote of Security
            Holders                                             10

Item 5.     Other Information                                   10

Item 6.     Exhibits and Reports on Form 8-K                    10











                                PEOPLESWAY.COM, INC.
                                   BALANCE SHEETS
                               AS OF SEPTEBER 30, 2003
                                       (Unaudited)
                                                                September 30, 2003
ASSETS                                                          --------------------
--------------------------------------------------------------
CURRENT ASSETS:
--------------------------------------------------------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $                40
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .              103,654
                                                                --------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . .              103,694
                                                                --------------------

FIXED ASSETS:
--------------------------------------------------------------
Furniture and office equipment . . . . . . . . . . . . . . . .               16,321
Accumulated depreciation . . . . . . . . . . . . . . . . . . .              (11,285)
                                                                --------------------
NET FIXED ASSETS . . . . . . . . . . . . . . . . . . . . . . .                5,036
                                                                --------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . .  $           108,730
                                                                --------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------
CURRENT LIABILITIES:
--------------------------------------------------------------
         Accounts payable and accrued expenses . . . . . . . .  $           106,684
Excess of outstanding checks over bank balance . . . . . . . .                6,127
Deferred revenue - prepaid certificate . . . . . . . . . . . .              198,695
Current portion of notes payable . . . . . . . . . . . . . . .              135,000
Due to Related Parties . . . . . . . . . . . . . . . . . . . .               10,040
                                                                --------------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . .              456,546
                                                                --------------------

LONG TERM LIABILITIES:
--------------------------------------------------------------
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .               13,658
                                                                --------------------
TOTAL LONG TERM LIABILITIES. . . . . . . . . . . . . . . . . .               13,658
                                                                --------------------
TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . .              470,204
                                                                --------------------

STOCKHOLDERS' DEFICIT:
--------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized;
15,134,306 and 15,033,696 issued and outstanding at September
30, 2003 and March 31, 2003, respectively) . . . . . . . . . .               15,134
Additional paid-in-capital . . . . . . . . . . . . . . . . . .              449,577
Retained deficit . . . . . . . . . . . . . . . . . . . . . . .             (826,185)
                                                                --------------------
TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . . . . .             (361,474)
                                                                --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . . . .  $           108,730
                                                                --------------------







                                        PEOPLESWAY.COM, INC.
                                STATEMENTS OF OPERATIONS (UNAUDITED)
                   FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   Three Months     Three Months      Six Months       Six Months
                                       Ended            Ended            Ended            Ended
                                  Sept 30, 2003    Sept 30, 2002    Sept 30, 2003    Sept 30, 2002
REVENUES AND RELATED COSTS:
--------------------------------
Retail sales . . . . . . . . . .  $      209,555   $      320,101   $      479,050   $      776,232
Less:Distributor allowance
on product purchases . . . . . .         (41,720)         (86,221)        (110,634)        (178,783)
                                  ---------------  ---------------  ---------------  ---------------
NET REVENUES . . . . . . . . . .         167,835          233,880          368,416          597,449
                                  ---------------  ---------------  ---------------  ---------------
COST OF RETAIL
SALES. . . . . . . . . . . . . .         (82,956)         (73,901)        (181,551)        (236,338)
                                  ---------------  ---------------  ---------------  ---------------
GROSS PROFIT . . . . . . . . . .          84,879          159,979          186,865          361,111
                                  ---------------  ---------------  ---------------  ---------------

EXPENSES:
--------------------------------
Selling, general and
administrative . . . . . . . . .          97,236          142,084          203,301          379,390
                                  ---------------  ---------------  ---------------  ---------------
TOTAL EXPENSES . . . . . . . . .          97,236          142,084          203,301          379,390
                                  ---------------  ---------------  ---------------  ---------------
OPERATING
INCOME  (LOSS) . . . . . . . . .         (12,357)          17,895          (16,436)         (18,279)
                                  ---------------  ---------------  ---------------  ---------------

OTHER EXPENSES:
--------------------------------
Other revenue. . . . . . . . . .             116            6,560              474           14,060
Interest expense . . . . . . . .          (2,764)          (2,418)          (5,415)          (4,773)
                                  ---------------  ---------------  ---------------  ---------------
NET INCOME (LOSS). . . . . . . .  $      (15,005)  $       22,037   $      (21,377)  $       (8,992)
                                  ===============  ===============  ===============  ===============
  Net income (loss) per share -
  basic and fully diluted. . . .  $          .00   $          .00   $          .00   $          .00
                                  ===============  ===============  ===============  ===============
  Weighted average shares
   outstanding . . . . . . . . .      14,579,573       13,840,968       15,061,946       14,097,200
                                  ===============  ===============  ===============  ===============











                                     PEOPLESWAY.COM, INC.
                             STATEMENTS OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



CASH FLOWS FROM OPERATING ACTIVITIES:. . . . . . . . . . . . . . . . .      2003        2002
----------------------------------------------------------------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(21,377)  $  (8,992)
    Adjustments to reconcile net income (loss) to net cash provided by
    Operating activities:
Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,632       1,632
Common stock issued for services . . . . . . . . . . . . . . . . . . .    21,840     133,590
(Increase) decrease in prepaid expenses. . . . . . . . . . . . . . . .       505         622
(Increase) in inventory. . . . . . . . . . . . . . . . . . . . . . . .         0        (607)
Increase (Decrease) in accounts payable and accrued expenses . . . . .    (6,414)     75,963
(Decrease) in excess of outstanding checks over bank balances. . . . .    (1,956)          0
Increase (decrease) in deferred revenue - prepaid certificate. . . . .    (1,388)     (4,978)
(Increase) in due from related parties . . . . . . . . . . . . . . . .         0    (182,700)
                                                                        ---------  ----------
                NET CASH PROVIDED BY OPERATING ACTIVITIES. . . . . . .    (7,158)     14,530
                                                                        ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
----------------------------------------------------------------------
Proceeds from notes payable. . . . . . . . . . . . . . . . . . . . . .    15,097      18,766
(Payment of) notes payable . . . . . . . . . . . . . . . . . . . . . .    (1,439)     (7,989)
Proceeds from (payments to) related parties. . . . . . . . . . . . . .    (6,500)    (27,849)
                                                                        ---------  ----------
NET CASH (USED IN) FINANCING ACTIVITIES. . . . . . . . . . . . . . . .     7,158     (17,072)
                                                                        ---------  ----------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . . .         0      (2,542)
                                                                        ---------  ----------
CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD. . . . . . . . . . . . . . . . . . . . . . . .        40       2,542
                                                                        ---------  ----------
END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     40   $       0
                                                                        =========  ==========
SUPPLEMENTARY CASH FLOW INFORMATION OF
NON-CASH FINANCING:

Common stock issued for services . . . . . . . . . . . . . . . . . . .  $ 21,840   $ 133,590
                                                                        =========  ==========







    The accompanying notes are an integral part of these financial statements

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                              PEOPLESWAY.COM, INC.
                         SEPTEMBER 30, 2003 (UNAUDITED)
ITEM 1.
-------

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

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2003 (unaudited), the results of operations for the three and six months ended September 30, 2003 and 2002, and cash flows for the six months ended September 30, 2003 and 2002. The results for the six months ended September 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004.

NOTE  2  -  GOING  CONCERN
--------------------------

     The Company has suffered recurring losses and has an accumulated deficit of $826,185 at September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products and adding additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.

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

General  Description  of  Business
----------------------------------

 Peoplesway.Com, Inc. ("Peoplesway") is an electronic commerce and Internet services company that maintains an Internet destination called "Peoplesway," located at www.peoplesway.com. The Peoplesway Web site offers goods and services for sale, including: cosmetics and beauty products, and health supplements which can be obtained directly through the Web site, or by calling our customer service team members. The majority of our goods and services are available through an alliance with DRM, Inc., a related party, and its member network of approximately 14,000 independent contractors who may purchase and sell Peoplesway products and services through the use of our Web site. We do not retain an inventory of any product we sell. Payment comes directly to Peoplesway from customers through a secure Internet server that accepts credit card transactions. We then forward these orders to DRM, who then will drop ship products to customers as orders are received by Peoplesway.

RESULTS OF OPERATIONS
---------------------

For  the  Three  and  Six  months  Ended  September  30,  2003  and  2002.

Retail  Sales  and  Net  Revenues
---------------------------------

          Retail sales and net revenues for the three and six months ended September 30, 2003 were $209,555 and $479,050 versus $320,101 and $776,232, respectively, for the comparable period in 2002, a decrease of 35% and 38%, respectively. This decrease in net revenues was primarily attributable to the Company's loss of a key member of our direct sales leadership team (which has historically contributed approximately 40% to 50% of our sales), due to illness and the focus on three core products. Net revenues consisted of product sales, monthly service fees and business aid sales.

Cost  of  Sales
---------------

          One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

          Cost of sales for the three and six months ended September 30, 2003 were $82,956 and $181,551 versus $73,901 and $236,338 respectively for the comparable period in 2002, an increase of 12% and a decrease of 21% respectively. The change was due to the correlation between net revenues to cost of sales. Gross profit margins for the three and six months ended September 30, 2003 were approximately 51% and 51% versus 68% and 61% respectively. The change was due to an increase in cost of products for retail sales.

Expenses
--------

          Selling, general and administrative expenses for the three and six months ended September 30, 2003 were, $97,236 and $203,301 versus $142,084 and $379,390 respectively for the comparable period in 2002, a decrease of 32% and 46%. These expenses were lower due a decrease in legal, consulting and related expenses.

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

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Six  months  Ended  September  30,  2003  and  2002.

          Cash flows used in operations were $7,158 for the six months ended September 30, 2003 versus cash flows provided by operations of $14,530 for the same period in 2002. This was primarily due to a reduction in the use of stock for services and a reduction of cash to related parties as well as a reduction in accounts payable. The Company took a one-time write down of related party receivables of $343,677 in the period ended December 31, 2002.

          Cash flows generated from (used in) financing activities were $21,840 for the six months ended September 30, 2003 versus $133,590 in the same period in 2002. The cash flows during the six months ended September 30, 2003 and 2002 reflected $7,158 and ($17,072) cash flows from (used in) financing activities, respectively. This was primarily due a reduction in payments to related parties.

          We have funded our cash needs from inception through September 30, 2003 with a series of related party debt, and equity transactions.

          We will substantially rely on the existence of revenue from product sales over the next 12 months. If the projected revenues fall short of needed capital, the Company will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
------
RISK

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM 4. CONTROLS AND PROCEDURES
------

     (a) As of September 30, 2003, senior management made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid;
2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.


PART II. OTHER INFORMATION
--------


Item  1.  Legal  Proceedings
-------

     The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.


Item  2.  Changes  in  Securities
-------

For the quarter ended September 30, 2003, certain consultants were issued 58,210 shares of common stock, in exchange for services rendered. These transactions were valued at our closing stock prices on the dates of issuance of $.10 or $5,821.00.

Item  3.  Defaults  upon  Senior  Securities
-------

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
-------

None.

Item  5.  Other  Information
-------

Consulting agreements with Prosperitus Capital Corp. and Jean-Francios Amyot were cancelled, as allowed under the terms of the agreements for non-performance.

Item  6.  Exhibits  and  Reports  on  Form  8-K
-------
Exhibit 99 Certification of Management


     (a)  Exhibits
          --------
     3 Articles of incorporation, as amended and bylaws are hereby incorporated by reference into Form 10-SB as amended filed
           March 23,  2001.
     10.1 Consulting agreement with Prosperitus Capital Corp. incorporated by reference into Form 10-QSB
     10.2  Consulting  agreement  with  Jean-Francois  Amyot*

          *Previously  filed

     (b)  Reports  on  Form  8-K
          ----------------------
          NONE

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PEOPLESWAY.COM, INC.
                                        (Registrant)


Date:  November 20, 2003                ________________________
                                        /S/Eugene Johnston
                                        Chief Executive Officer