Form 10QSB
period 2003-12-31
PEOPLESWAY COM INC
filed 2004-03-22
CIK 1101816

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

                        COMMISSION FILE NUMBER: 000-28657
                        ---------------------------------

                              PEOPLESWAY.COM, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


          Nevada                                          87-0374559
          ------                                          ----------
(State or other jurisdiction of                 (IRS Employeridentification No.)
incorporation or organization)


            2969 Interstate Street, Charlotte, North Carolina 28208
            -------------------------------------------------------
                    (Address of principal executive offices)

                                 (704) 393-7591
                                 --------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of  December  31,  2003:
15,134,306.


Number of shares of preferred stock outstanding as of December 31, 2003: None





                              INDEX TO FORM 10-QSB
                              --------------------

                                                                        Page No.
                                                                        --------
PART I
------

Item 1.     Financial Statements (Unaudited)

            Balance Sheet -December 31, 2003                                   3

            Statements of Operations - Three and Nine months
            Ended December 31, 2003 and 2002                                   4

            Statements of Cash Flows - Nine months
            Ended December 31, 2003 and 2002                                   5

            Notes to Financial Statements                                    6-7

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                        7-9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk         9

Item 4.     Controls and Procedures                                            9

PART II
-------

Item 1.     Legal Proceedings                                                 10

Item 2.     Changes in Securities                                             10

Item 3.     Defaults Upon Senior Securities                                   10

Item 4.     Submission of Matters to a Vote of Security Holders               10

Item 5.     Other Information                                                 10

Item 6.     Exhibits and Reports on Form 8-K                                  10







                              PEOPLESWAY.COM, INC.
                                  BALANCE SHEET
                            AS OF DECEMBER 31, 2003
===============================================================================

                                                                 (Unaudited)
                            ASSETS                            December 31, 2003
                            ------                            -----------------

CURRENT ASSETS:
---------------
   Cash and cash equivalents                                  $           3,835
   Prepaid expenses                                                     103,780
      TOTAL CURRENT ASSETS                                              107,615
                                                              -----------------

FIXED ASSETS:
-------------
   Furniture and office equipment                                        16,321
   Accumulated depreciation                                             (12,101)
   NET FIXED ASSETS                                                       4,220
         TOTAL ASSETS                                         $         111,835
                                                              -----------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


CURRENT LIABILITIES:
--------------------
   Accounts payable and accrued expenses                      $         117,897
   Excess of outstanding checks over bank balance                         4,278
   Deferred revenue - prepaid certificate                               197,102
   Current portion of notes payable                                     135,000
   Due to Related Parties                                                10,040

      TOTAL CURRENT LIABILITIES                                         464,317
                                                              -----------------

LONG TERM LIABILITIES:
----------------------
   Notes payable                                                         12,408
      TOTAL LONG TERM LIABILITIES                                        12,408

      TOTAL LIABILITIES                                                 476,725
                                                              -----------------

STOCKHOLDERS' DEFICIT:
----------------------
   Common stock ($.001 par value, 100,000,000
     shares authorized; 15,134,306 and 15,033,696
     issued and outstanding at December 31, 2003
     and March 31, 2003, respectively)                                   15,134
   Additional paid-in-capital                                           449,577
   Retained deficit                                                    (829,601)

      TOTAL STOCKHOLDERS' DEFICIT                                      (364,890)

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $         111,835
                                                              -----------------







                              PEOPLESWAY.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
================================================================================


                               Three Months Ended          Nine Months Ended
                                  December 31,               December 31,
                                2003         2002           2003         2002
                             ----------   ----------     ----------   ----------

REVENUES AND RELATED COSTS:
---------------------------
   Retail sales              $  350,118   $  281,617     $  829,168   $1,070,185
   Less: Distributor allowance
     on product purchases      (110,469)     (52,924)      (220,629)    (157,449)
                             ----------   ----------     ----------   ----------
                                239,649      228,693        608,539      912,736
   Other revenue                      0          371              0       14,431
                             ----------   ----------     ----------   ----------
      NET REVENUES              239,649     229,064         608,539      927,167

COST OF RETAIL SALES           (108,679)   (112,072)       (290,229)    (434,631)
                             ----------   ----------     ----------   ----------
      GROSS PROFIT              130,970     116,992         318,310      492,536
                             ----------   ----------     ----------   ----------

EXPENSES:
---------
   Selling, general and
     administrative             104,237      112,515        311,463      491,796
                             ----------   ----------     ----------   ----------
      TOTAL EXPENSES            104,237      112,515        311,463      491,796
                             ----------   ----------     ----------   ----------

      OPERATING INCOME  (LOSS)   26,733        4,477          6,547          740

OTHER EXPENSES:
---------------
   Interest Expense              (2,807)      (7,534)        (8,222)     (12,310)
   Writedown of receivable      (27,343)    (343,677)       (23,418)    (343,677)
                             ----------   ----------     ----------   ----------
      TOTAL OTHER EXPENSES      (30,150)    (351,211)       (31,640)    (355,987)
                             ----------   ----------     ----------   ----------

      NET INCOME (LOSS)      $   (3,417)  $ (346,734)    $  (24,793)  $ (355,247)
                             ==========   ==========     ==========   ==========

   Net income (loss) per
     share - basic and
     fully diluted           $      .00   $     (.02)    $      .00   $     (.03)
                             ==========   ==========     ==========   ==========
   Weighted average shares
     outstanding             15,087,305   14,862,012     15,087,305   14,181,316
                             ==========   ==========     ==========   ==========








                              PEOPLESWAY.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002
===============================================================================

                                                        2003            2002
                                                     ----------      ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------


   Net loss                                          $  (24,793)     $ (355,247)
   Adjustments to reconcile net income (loss)
     to net cash provided by Operating activities:
      Depreciation                                        2,448           2,448
      Common stock issued for services                   21,840         145,082
      Reserve for uncollectible debt                          0         343,677
     (Increase) decrease in prepaid expenses                379             417
     (Increase) in inventory                                  0            (607)
     (Increase) Other Assets                                  0        (207,620)
      Increase (Decrease) in accounts payable
        and accrued expenses                              4,800          88,488
     (Decrease) in excess of outstanding checks
        over bank balances                               (3,806)              0
      Increase (decrease) in deferred revenue
        - prepaid certificate                            (2,981)         (2,343)
     (Increase) in due from related parties                   0          (4,148)
                                                     ----------      ----------
         NET CASH PROVIDED (USED) BY
           OPERATING ACTIVITIES                          (2,113)         10,147
                                                     ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Proceeds from notes payable                           15,097          35,936
  (Payment of) notes payable                             (2,659)        (18,624)
   Proceeds from (payments to) related parties           (6,500)        (28,430)
                                                     ----------      ----------
      NET CASH (USED IN) FINANCING ACTIVITIES             5,908         (10,758)
                                                     ----------      ----------

      NET INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS                                  3,795            (611)

CASH AND CASH EQUIVALENTS:
   BEGINNING OF THE PERIOD                                   40           2,542
                                                     ----------      ----------

   END OF PERIOD                                     $    3,835      $    1,931
                                                     ==========      ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF
NON-CASH FINANCING:
   Common stock issued for services                  $   21,840      $  145,082
                                                     ==========      ==========





    The accompanying notes are an integral part of these financial statements



                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                              PEOPLESWAY.COM, INC.
                          DECEMBER 31, 2003 (UNAUDITED)


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

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at December 31, 2003 (unaudited), the results of operations for the three and nine months ended December 31, 2003 and 2002, and cash flows for the nine months ended December 31, 2003 and 2002. The results for the nine months ended December 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004.

NOTE  2  -  GOING  CONCERN
--------------------------

     The Company has suffered recurring losses and has an accumulated deficit of $829,601 at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products and adding additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.

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

RESULTS OF OPERATIONS
---------------------

For  the  Three  and  Nine  months  Ended  December  31,  2003  and  2002.

Retail  Sales  and  Net  Revenues
---------------------------------

     Net revenues for the three and nine months ended December 31, 2003 were $239,649 on $350,118 in retail sales and $608,539 on $829,168 in retail sales versus net revenues of $229,064 on $281,617 in retail sales and $927,167 on $1,070,185 in retail sales, respectively, for the comparable period in 2002, an increase of 5% and a decrease of 34%, respectively in net revenues. The decrease for the nine months in net revenues was primarily attributable to the Company's loss of a key member of our direct sales leadership team (which has historically contributed approximately 40% to 50% of our sales), due to illness and the focus on three core products. Management began implementing a new sales strategy in October 2003 and added a new key member to the sales leadership team. The 5% increase net revenues for the three month period were a result of these decisions. Net revenues consisted of product sales, monthly service fees and business aid sales.

Cost  of  Sales
---------------

     One of the largest factors in the variations in the cost of sales as a percentage of net revenues is the cost of products.

     Cost of sales for the three and nine months ended December 31, 2003 were $108,679 and $290,229 versus $112,072 and $434,631 respectively for the comparable period in 2002, a decrease of 3% and 33% respectively. The change was due to the correlation between net revenues to cost of sales. Gross profit margins for the three and nine months ended December 31, 2003 were approximately 55% and 52% versus 51% and 53% respectively.

Expenses
--------

     Selling, general and administrative expenses for the three and nine months ended December 31, 2003 were, $104,237 and $311,463 versus $112,515 and $491,796 respectively for the comparable period in 2002, a decrease of 7% and 37%. These expenses were lower due a decrease in legal, consulting and related expenses.

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

Liquidity  and  Capital  Resources
----------------------------------

     For  the  Nine  months  Ended  December  31,  2003  and  2002.

     Cash flows used in operations were $2,113 for the nine months ended December 31, 2003 versus cash flows provided by operations were $10,147 for the same period in 2002. This was primarily due to a reduction in the use of stock for services and a reduction of cash to related parties as well as a reduction in accounts payable. The Company took a one-time write down of related party receivables of $343,677 in the period ended December 31, 2002.

     Cash flows generated from (used in) financing activities were $21,840 for the nine months ended December 31, 2003 versus ($145,082) in the same period in 2002. The cash flows during the nine months ended December 31, 2003 and 2002 reflected $3,795 and ($10,755) cash flows from (used in) financing activities, respectively. This was primarily due a reduction in payments to related parties.

     We have funded our cash needs from inception through December 31, 2003 with a series of related party debt, and equity transactions.

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

ITEM  3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
--------

RISK

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM  4.     CONTROLS AND PROCEDURES
--------

(a) As of December 31, 2003, senior management made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.


PART  II.  OTHER  INFORMATION
---------


Item  1.     Legal  Proceedings
--------

     The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

Item  2.     Changes  in  Securities
--------

     For the quarter ended December 31, 2002, certain consultants were issued 58,210 shares of common stock, in exchange for services rendered. These transactions were valued at our closing stock prices on the dates of issuance of $.10 or $5,821.00.

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

                                         PEOPLESWAY.COM, INC.
                                        (Registrant)



Date:  March 10, 2004                    /S/ Eugene Johnston
                                         -------------------
                                         Eugene Johnston
                                         Chief Executive Officer