Form 10KSB/A
period 2003-03-31
PEOPLESWAY COM INC
filed 2004-07-13
CIK 1101816

================================================================================

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended March 31, 2003

[   ]    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934 for the  transition period from _______ to _______

                        COMMISSION FILE NUMBER: 000-28657

                              PEOPLESWAY.COM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Nevada                                      87-0374559
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer identification No.)
incorporation or organization)


             2969 Interstate Street, Charlotte, North Carolina 28208
             -------------------------------------------------------
                      (Address of principal executive offices)

                                 (704) 393-7591
                           ---------------------------
                           (Issuer's telephone number)

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

Recent History
--------------

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

Prior History
-------------

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

Charter Amendments
------------------

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

Internet Commerce
-----------------

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

Internet Security
-----------------

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

Alliance with DRM
-----------------

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

Products and Services
---------------------

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

Marketing and Advertising
-------------------------

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

Risk Factors
------------

     Limited Operating History

     We have had limited operations since our inception in 1980, and since becoming Peoplesway in September 1999. We have accumulated $804,808 in losses for our first forty-three months of operations as Peoplesway (September 1, 1999 through March 31, 2003), none of our operations have proven successful, and there is no assurance that we can profitably market our present products and services.

     Operating Results

     We had limited net revenues $1,178,451 and losses ($305,964) for the year ended March 31, 2003, losses for the year included a one-time write-off for reserve for related party write down, totaling $278,996, related to concerns of collectibility for receivables due from related parties.

     The net loss shown for the period ending March 31, 2003 reflects certain expenses, which were borne by RMC Group, Inc., which shares office space with Peoplesway. All expenses paid by DRM and/or any of its subsidiaries are being booked as a Peoplesway expense and reimbursed to DRM and/or the appropriate subsidiary.

Additional Capital Requirements

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

     Economic Considerations

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

     Reliance on Existing Management

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

     Lack of Dividends

     We have not paid and do not expect to pay any cash dividends with respect to our common stock in the foreseeable future. We presently have limited revenues and capital. Without substantial increases in revenues and capital, it would be impossible to pay cash dividends.

     Limited Market for Common Stock

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

     Shares Eligible for Future Sales

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

    Conflicts of Interest

     Peoplesway's directors and officers are directors, executive officers, controlling stockholders and/or partners of DRM and its related subsidiaries. Thus, there exist potential conflicts of interest including, among other things, time, effort and corporate opportunity, involved in participation with other potential business opportunities.

     Risks Associated with Execution of Growth Strategy

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

     Competition; Low Barriers to Entry

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

Risks of "Penny Stock"

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

    Patents, Trademarks, Licenses, Franchisees, Concessions, Royalty Payments or Vendor Contracts

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

NASD OTC Bulletin Board Quotations

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

STOCK QUOTATIONS

      CLOSING BID:
Period:                     High            Low

4/1/00 to 6/30/00          $3.00             $0.50
7/1/00 to 9/30/00          $3.00             $0.51
10/1/00 to 12/30/00        $1.75             $0.25
1/1/01 to 3/31/01          $0.25             $0.25
4/1/01 to 6/30/01          $0.75             $0.10
7/1/01 to 9/30/01          $0.75             $0.25
10/1/01 to 12/30/01        $0.95             $0.20
1/1/02 to 3/31/02          $0.40             $0.17
4/01/02 to 6/30/02         $0.25             $0.82
7/01/02 to 9/30/02         $0.08             $0.30
10/01/02 to 12/31/02       $0.10             $0.43
1/01/03 to 3/31/03         $0.10             $0.23

(b) Holders

     The number of record holders of Peoplesway's securities as of the date of this report is approximately 394.

(c) Dividends

     Peoplesway has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. The future dividend policy of Peoplesway cannot be ascertained with any certainty. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Item 6. Management's Discussion and Analysis

Selected Financial Data

For the years ended March 31, 2003 and 2002.

                                                     2003                    2002
                                                     ----                    ----
         Net Revenues                                $1,178,451           $619,069

         Net Loss                                       (305,964)         (165,971)
         Net Loss per Common Share                          (.02)             (.01)
         Weighted Average Common
          Shares Outstanding                         14,350,071         13,089,626

At March 31, 2003 and 2002

                                                     2003                    2002
                                                     ----                    ----

         Total Assets                                  $110,867           $280,223
         Working Capital Deficit                       (368,604)          (206,191)
         Shareholders' Deficit                         (361,936)          (216,259)

No dividends have been declared or paid during the years presented.

Results of Operations
---------------------

For the Year Ended March 31, 2003 and 2002

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

Expenses

Selling, general and administrative expenses for the year ended March 31, 2003 were $897,620 versus $524,550 in the comparable period in 2002. The following decreases in expenses were noted during the year ended March 31, 2003:
- Automobile expenses decreased $3047 due to less employee travel reimbursements made during the year.
- Furniture and equipment rental increased $20,411 due primarily to new computer and office equipment used during the year and more intercompany allocations made.
- Salaries and subcontract labor decreased a total of $28,175 due to less staff needed to administer our operations and market our products and services. Employee and consultants' cutbacks were made in order to trim expenses.
- Interest expense decreased $3,480 due to fewer stock options granted to the individuals during the year ended March 31, 2003. We issued no options during the year ended March 31, 2003 versus 20,000 in the prior year. There were fewer options issued resulted in less of interest expense calculated under the Black-Scholes option-pricing model.
- Expenses increased by $373,070, which included a one-time write-off for reserve for related party write down, totaling $278,996 for the year, related to concerns of collectibility for receivables due from related parties, see Note F on the attached financial statements.

 We anticipate incurring approximately the same amount of these expenses during fiscal 2004, except for the $278,996 reserve for related party write down, which was a one-time charge for 2003.

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

Liquidity and Capital Resources
-------------------------------

For the Years Ended March 31, 2003 and 2002

Our working capital deficit increased to $368, 604 for the year ended March 31, 2003 versus a deficit of $206,191 for the year ended March 31, 2002. The increase was primarily attributable to a one-time write-off for reserve for related party write down, totaling $278,996, related to concerns of collectibility for receivables due from related parties.

Cash flows used in operations were a negative $9,002 for the year ended March 31, 2003 versus $21,890 in the comparable period in 2002. Negative cash flows from operating activities were primarily attributable to the net loss from operations of $305,964.

Cash flows generated from financing activities were $6,500 for the year ended March 31, 2003 versus $23,040 in the comparable period in 2002. The decrease was primarily attributable to fewer proceeds from notes payable issued during the year as compared to the prior year. During the year ended March 31, 2003, we issued one promissory note to an unrelated investor in exchange for $6,500.

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

Item 7. Financial Statements

                                    CONTENTS
================================================================================
INDEPENDENT AUDITORS' REPORT..............................................  18

BALANCE SHEET.............................................................. 19

STATEMENTS OF OPERATIONS .................................................. 20

STATEMENT OF STOCKHOLDERS'
         DEFICIT
............................................................................ 21

STATEMENTS OF CASH
FLOWS.....................................................................  22

NOTES TO FINANCIAL

STATEMENTS...............................................................23-30
================================================================================

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations, its current liabilities exceeds its current assets and its cash flows from operating activities are negative. This raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Perrella & Associates, P.A.
Pompano Beach, Florida
August 20, 2003

PEOPLESWAY.COM, INC.
BALANCE SHEET
AS OF MARCH 31,2003


ASSETS

CURRENT ASSETS:
-----------------------------------------------------------------------------------
Cash and cash equivalents                                                                  $      40
Prepaid expenses                                                                              104,159
                                                                                              --------
TOTAL CURRENT ASSETS                                                                          104,199
                                                                                              --------

FIXED ASSETS:
-----------------------------------------------------------------------------------
Furniture and office equipment                                                                 16,321
Accumulated depreciation                                                                       (9,653)
                                                                                               -------
NET FIXED ASSETS                                                                                6,668
                                                                                               -------
TOTAL ASSETS                                                                               $  110,867

LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------

CURRENT LIABILITIES:
-----------------------------------------------------------------------------------
Accounts payable and accrued expenses                                                      $  113,097
Excess of outstanding checks over bank balance                                                  8,083
Deferred revenue - prepaid certificate                                                        200,083
Due to related parties                                                                          1,600
Current portion of notes payable                                                              135,000
Stockholder loan payable                                                                       14,940
                                                                                             --------
TOTAL CURRENT LIABILITIES                                                                     472,803
                                                                                             --------

LONG TERM LIABILITIES:
-----------------------------------------------------------------------------------
Notes payable                                                                                      0
                                                                                             --------
TOTAL LONG TERM LIABILITIES                                                                        0
                                                                                             --------
TOTAL LIABILITIES                                                                             472,803
                                                                                             --------

STOCKHOLDERS' DEFICIT:
-----------------------------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized; 15,033,696
issued and outstanding at  March 31, 2003)                                                     15,034
Additional paid-in-capital                                                                    427,838
Retained deficit                                                                             (804,808)
                                                                                             ---------
TOTAL STOCKHOLDERS' DEFICIT                                                                  (361,936)
                                                                                             ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $  110,867



   The accompanying notes are an integral part of these financial statements

PEOPLESWAY.COM, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


                                                                       2003                    2002
                                                                       -----                   ----
REVENUES AND RELATED COSTS:
Retail sales                                                     $      1,402,864       $          804,191
Less: Distributor allowances on
product purchases                                                         (691,803)               (415,685)
                                                                          ---------               ---------
                                                                            711,061                 388,506
Membership subscription fees                                               467,390                 228,563
                                                                           --------                -------
NET REVENUES                                                              1,178,451                 617,069
COST OF RETAIL SALES                                                      (571,383)               (239,508)
                                                                          ---------               ---------
GROSS PROFIT                                                                607,068                 377,561

EXPENSES:
Advertising                                                                   7,796                   2,099
Auto                                                                          1,800                   4,847
Depreciation                                                                  3,264                   3,264
Furniture & equipment rental                                                 74,463                  54,052
Insurance                                                                         0                  11,353
Legal & professional                                                        164,299                 155,966
Licenses & fees                                                              27,731                  12,343
Management fees                                                              39,006                  13,912
Office expenses and supplies                                                 35,870                  21,008
Rent                                                                         43,351                  25,993
Repairs & maintenance                                                         1,021                   2,227
Salaries and related expenses                                                47,380                  42,961
Subcontract labor                                                           112,054                 144,648
Telephone                                                                    25,163                  17,352
Travel & entertainment                                                       26,212                   6,679
Utilities                                                                     9,214                   5,846
Reserve for related party write down                                       278,996                       0
                                                                           --------                 -------
TOTAL EXPENSES                                                              897,620                 524,550
OPERATING INCOME (LOSS)
                                                                          (290,552)                (146,989)

OTHER EXPENSES:
Interest expense
                                                                           (15,412)                 (18,982)
                                                                           --------                 --------
NET (LOSS)                                                       $        (305,964)      $         (165,971)

  Net loss per share -
  basic and fully diluted                                        $          (0.02)       $             (0.01)
  Weighted average shares                                                14,350,071              13,089,626


    The accompanying notes are an integral part of these financial statements

PEOPLESWAY.COM, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED MARCH 31, 2003 AND  2002

                                                    Common              Common           Additional
                                                    Shares              Stock              Paid-in             Retained
                                                    (000's)               $                Capital             Deficit
                                                    -------             ------             -------             -------

Balances, March 31, 2001                                12,932            $ 12,932           $ 46,000           $ (332,873)

Issuance of common stock                                                                      214,166                   -0-
                                                           487                 487

Issuance of common stock options                           -0-                 -0-                                      -0-
                                                                                                9,000

Net loss for the year                                      -0-                 -0-                -0-             (165,971)
                                                           ---                 ---                ---      ----------------

Balances, March 31, 2002                                13,419            $ 13,419           $269,166           $ (498,844)

Issuance of common stock                                 1,615               1,615            158,672                   -0-

Net loss for the year                                      -0-                 -0-                -0-             (305,964)
                                                           ---                 ---                ---      ----------------

Balances, March 31, 2003                                15,034            $ 15,034           $427,838           $ (804,808)

    The accompanying notes are an integral part of these financial statements

PEOPLESWAY.COM, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

                                                                                             2003                2002
                                                                                     -------------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net loss                                                                                   $    (305,964)      $   (165,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                                        3,264              3,264
Issuance of common stock options                                                                        0              9,000
Issuance of common stock to consultants                                                           160,287            214,653
(Increase) decrease in prepaid expenses                                                              (79)              1,030
Increase in accounts payable and accrued expenses                                                  28,262             36,568
Increase (decrease) in deferred revenue - prepaid certificate                                     (3,656)            (5,476)
Increase in outstanding checks over bank balance                                                    3,805            (6,616)
(Increase) decrease in due from related parties                                                   163,669          (108,342)
(Decrease) in due to related parties                                                             (58,590)                  0
                                                                                      -------------------- ------------------
NET CASH USED IN OPERATING ACTIVITIES                                                             (9,002)           (21,890)
                                                                                      -------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Proceeds from notes payable                                                                             0             20,000
Proceeds from stockholder loan, net                                                                 6,500              1,440
Proceeds from related parties, net                                                                      0              1,600
                                                                                      -------------------- ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                           6,500             23,040
                                                                                      -------------------- ------------------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                             (2,502)              1,150

CASH AND CASH EQUIVALENTS:
BEGINNING OF THE PERIOD                                                                             2,542              1,392
                                                                                      -------------------- ------------------

END OF THE YEAR                                                                               $        40        $     2,542
                                                                                      ==================== ==================

Supplemental disclosures of cash flow information:
Cash paid during the period for interest                                                            5,331                960
Cash paid during the period for income taxes                                                  $        -0-       $       -0-
                                                                                      -------------------- ------------------

Supplemental disclosures of noncash investing and financing activities:
Issuance of common stock and options in exchange for services                                     160,287            223,653
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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Business - The Company  provides  E-commerce  Internet web sites for sale of its
--------
products, primarily health supplements, cosmetics, beauty products, to customers across the world. The majority of its customers are in the United States of America and Canada. Members pay the Company a monthly membership subscription fee to maintain their website and their active member status with the Company.

Inherent in the Company's Internet related business is various risks and uncertainties, including the company's limited operating history, unproven business model, risks associated with technological change, and the limited history of commerce on the Internet. The Company's success may depend in part upon the emergence of the Internet as a communications medium, prospective product development efforts, and the acceptance of the Company's products by the marketplace.

Cash and Cash  Equivalents  - For purposes of the  Statement of Cash Flows,  the
--------------------------
Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management's  Use of  Estimates - The  preparation  of financial  statements  in
-------------------------------
conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue  Recognition  - Revenue is  recognized  when the  products  are shipped.
-------------------
Internet related service revenue is recorded when earned, which is after completion of web site set-up or appropriate service. All revenue transactions are reviewed for credit worthiness prior to commencement of the revenue process.

Web Site Research and  Development - All costs incurred  during the  application
----------------------------------
development stage of web site research and development were capitalized. All training and application maintenance costs incurred during the post implementation (operation stage) are expensed and all upgrades and enhancements incurred during the post implementation (operations stage) are capitalized. However, none were incurred in 2003 and 2002.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

Advertising Costs - Advertising costs are expensed as incurred. The Company does
-----------------
not incur any direct-response advertising costs. Advertising expense totaled $7,796 and $2,099 for the years ended March 31, 2003 and 2002, respectively.

Net Loss per Common Share - Statement of Financial  Accounting  Standard  (SFAS)
-------------------------
No.128 requires dual presentation of basic and diluted EPS with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. If applicable, diluted earnings per share would assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the period presented. There were no adjustments required to net loss for the period presented in the computation of diluted earnings per share.

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

Fair Value of Financial Instruments - The carrying amounts reported in the
-----------------------------------    balance sheet for cash,  accounts payable
and debt approximate fair value based on the short-term maturity of these instruments.

Long-Lived Assets -The Company evaluates the  recoverability of its property and
-----------------
equipment and other assets in accordance with Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement for the year ending March 31, 2002. No impairments were recognized during the year ended March 31, 2003.

                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2003 and 2002
================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Fixed Assets - Fixed assets are stated at cost.  Depreciation is provided by the
------------
straight-line method over the estimated economic life of five years.

Recent  Accounting  Pronouncements  - In June  2001,  the  Financial  Accounting
---------------------------------
Standards Board issued Statement of Financial Accounting Standards (SFAS) No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

In December 2002, the FASB issued Statement No. 148. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect SFAS 148 to have an impact its financial statements once adopted in fiscal years beginning after December 15, 2003.

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

NOTE C - INCOME TAXES
---------------------
Due to the operating losses, there is no provision for current or deferred federal or state income taxes for the years ended March 31, 2003 and 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's total deferred tax asset, calculated using federal and state effective tax rates, as of March 31, 2003 is as follows:

         Total deferred tax assets                             $ 95,000
         Valuation allowance                                    (95,000)
                                                              ----------
                  Net deferred tax asset                       $     --
                                                              ==========
Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance.

                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2003 and 2002
================================================================================

NOTE C - INCOME TAXES (CONT'D)
-----------------------------

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended March 31, 2003 and 2002 is as follows:

                                                                       2003             2002
                                                                       ----             ----
         Income tax computed at the federal statutory rate              34%               34%
         State income taxes, net of federal tax benefit                  4%                4%
                                                                       -----            -----
         Valuation allowance                                           (38%)            (38%)
                                                                       -----            -----
                                                                         0%                0%
                                                                       =====            =====

As of March 31, 2003, the Company had federal and state net operating loss carryforwards in the amount of approximately $590,000, which expire at various times through the year 2023.

NOTE D - STOCKHOLDER LOAN PAYABLE
---------------------------------

The Company has borrowed an aggregate of $14,940 over the past three years for working capital purposes from one of the Company's officers. The entire balance is payable on demand with interest at a rate of 8% per annum. The officer has waived accrued interest through March 31, 2003. The effect of imputed interest is not deemed to be material to the financial statements taken as a whole.

NOTE E - RELATED PARTY TRANSACTIONS, DEPENDENCY AND CONCENTRATION OF RISK
-------------------------------------------------------------------------

The Company contracts with DRM a company related through common ownership whereby the related party holding company and its subsidiaries utilize the Company as its exclusive sales and marketing agent. The related party company pays all of the Company's employees, with the exception of the executive officers. In addition, the related party company pays the majority of the Company's subcontractors. The Company markets the related parties' product lines. In exchange, the related parties provide customer service, warehouse and management personnel, supplies and other items necessary to provide this service. The company's operations are primarily dependent upon the existence of the alliance with DRM and its subsidiaries, and the contracts that exist between DRM and vendors. Formal written agreements have been established with DRM and their subsidiaries. However, the loss of this alliance would have a material adverse effect on our present and contemplated business operations.

In accordance with the agreement with DRM, the product cost is invoiced to the Company at cost plus 100%. In addition, the aforementioned non-product related expenses are invoiced to the Company at cost plus a management fee monthly. The above relationships present a concentration of risk in that a substantial volume of business is transacted with the related parties' customer base and use of its source of labor. This makes the Company potentially vulnerable to the risk of a near-term severe impact.

                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2003 and 2002
================================================================================

NOTE F - DEFERRED REVENUE AND RELATED PREPAID EXPENSES
------------------------------------------------------

During 2003, the Company evaluated the underling net assets of related companies and determined that there are not sufficient net assets to support the Company's asset, "Due from related parties". As a result, the Company recorded a related party write-down of $278,996 in 2003. The Company is holding a reserve for the full balance of the write-down, due to management's plan for the balance to be repaid over a five-year period. Management will review the balance at the end of each fiscal year to determine the feasibility and progress of the repayment.

The Company provides promotional product redemption certificates for future customer purchases. These certificates are provided to customers that sign up as members to the web site. The value of these certificates is recorded as deferred revenue and the related commission expense as prepaid expenses. Revenues and related expenses are recorded when redeemed or upon expiration.

Both amounts are presented as "current" in the Balance Sheet because, in management's estimation, revenue is expected to be earned and expenses are expected to be incurred in the upcoming operating cycle.

Included in the accompanying Balance Sheet is deferred revenue of $200,083 and related prepaid expenses of $104,159 at March 31, 2003.

NOTE G - NOTES PAYABLE
----------------------

Notes payable at March 31, 2003 consist of the following:

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due December 7, 2003.                                     $100,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due January 2004.                                         $ 10,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003 (in default).                               $  2,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due January 2004.                                         $  5,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003 (in default).                               $  1,000

                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2003 and 2002
================================================================================

NOTE G - NOTES PAYABLE (CONT'D)
-------------------------------

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003 (in default).                               $  1,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003 (in default).                               $  2,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due June 2003 (in default).                               $  7,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due December 2003.                                        $  2,000

Unsecured note payable to an unrelated investor
bearing 7% interest. Balloon payment of principal
and interest due August 2003.                                          $  5,000
                                                                       --------

                                                       TOTAL           $135,000

NOTE H - STOCK OPTIONS
----------------------

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

During the year ended March 31, 2002, the Company issued stock options to seven investors that had executed seven notes payable. The stock options vested immediately. The options allow the investors to purchase 20,000 shares of the Company's stock at $1.00 per share. The options expire at various times ranging from June 2003 through December 2003. The Company did not grant any registration rights with respect to any shares of common stock issuable upon exercise of the options. During the year ended March 31, 2002, the Company recorded an expense of $9,000, equal to the estimated fair value of the options at the date of grant. The fair market value was calculated using the

                              PEOPLESWAY.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                   For the Years Ended March 31, 2003 and 2002
================================================================================

NOTE H - STOCK OPTIONS (CONT'D)
-------------------------------

Black-Scholes options pricing model, assuming 5.65% risk-free interest, 0% dividend yield, 60% volatility, and a 2.00-year expected life. There were no stock options issued during the year ended March 31, 2003.

NOTE I - SEGMENT REPORTING
--------------------------

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

NOTE J - EQUITY
----------------

During the years ended March 31, 2003 and 2002, 1,615,000 and 487,000 common shares respectively, were issued to consultants and officers as compensation for services rendered to the Company and for the share exchange and acquisition of iNet Worldwide, Inc. Of the common shares issued 202,412 and 95,000 were issued to the Company's officers for the Years Ended March 31, 2003 and 2002, respectively. Other than the iNet transaction, these transactions were valued at our closing stock prices, as determined by NASDAQ historical price quotes, on the various dates of issuance. The 1,070,054 shares issued as part of the iNet share exchange were valued at par value (.001), due to no value on the historical cost associated with the iNet transaction. INet had no assets and no liabilities. The total value of all stock transactions equated to $160,287 during the year ended March 31, 2003.

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

Name                       Age              Position          Date Position Commenced
----                       ----             --------------    -----------------------
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

Family Relationships

The following table details the family relationships among our directors and officers.

Name                                Position         Relationships
---------------------------         -----------      ---------------------------

Donald R. "Pete" Monroe             Chairman         Father of Matthew M. Monroe
                                                     Uncle of Eugene M. Johnston

Matthew M. Monroe                   President        Son of Donald R. "Pete"
& Director                                           Monroe; Cousin of Eugene M.
                                                     Johnston

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

                  Name and address of
Title of Class    beneficial owner          Number of shares   Percent of class
---------------   -----------------------   ----------------   ----------------


Common            Donald R. "Pete" Monroe   12,329,000                 80.35%
                  2969 Interstate Street
                  Charlotte, NC  28208

         (b) Security Ownership of Management

The following table sets forth the shares held by Peoplesway directors and officers as of March 31, 2003.

                           Name and address of
Title of Class             beneficial owner          Number of shares   Percent of class
--------------             ----------------------    ----------------   ----------------
Common                     Donald R. "Pete" Monroe       12,080,000           80.35%
                           2969 Interstate Street
                           Charlotte, NC  28208

Common                     Matthew M. Monroe                129,243             .85%
                           2969 Interstate Street
                           Charlotte, NC  28208

Common                     Eugene M. Johnston               123,506             .82%
                           2969 Interstate Street
                           Charlotte, NC  28208

  Ownership of shares by directors and officers of Peoplesway as a group: 82.02%

         (c) Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

Item 12. Certain Relationships and Related Transactions

Following are the transactions between Peoplesway and members of management, directors, officers, 5% shareholders, and promoters of Peoplesway:

On September 30, 2002, Eugene M. Johnston and Matthew M. Monroe were issued 101,206 shares each in connection with the acquisition and share exchange with iNet Worldwide, Inc.

Agreements with DRM and its Subsidiaries

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

Item 13. Exhibits and Reports on Form 8-K

  (a) Financial Statements
                  1. The following financial statements of Peoplesway are
                     included in Part II, Item 7:

Independent Auditors' Report                                  18
Balance Sheet - March 31, 2003                                19
Statements of Operations - Years Ended
         March 31, 2003 and 2002                              20
Statements of Cash Flows - Years Ended
         March 31, 2003 and 2002                              21
Statements of Stockholders' Equity - Years Ended
         March 31, 2003 and 2002                              22
Notes to Financial Statements                                 23-30

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


                           PART III. OTHER INFORMATION
                           ---------------------------

Item 16. Legal Proceedings

         The Company is not a party to any legal proceedings, nor, to the best of its knowledge, are any such proceedings threatened or contemplated.

Item 17. Changes in Securities

During the years ended March 31, 2003 and 2002, 1,615,000 and 487,000 common shares respectively, were issued to consultants and officers as compensation for services rendered to the Company and for the acquisition of iNet Worldwide, Inc. and valued at the fair market value of the shares at the time of issuance as determined by a third party source. 202,412 in 2003 and 95,000 in 2002 of these common shares were issued to the Company's officers. These transactions were valued at our closing stock prices on the various dates of issuance that equated to $160,287 during the year ended March 31, 2003.
Item 18. Defaults upon Senior Securities

None.


Item 19. Submission of Matters to a Vote of Security Holders

None.

Item 20. Other Information

None.

================================================================================

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

================================================================================


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

================================================================================

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